Form 10-Q
period 2001-06-30
CAP ROCK ENERGY CORP
filed 2001-09-13
CIK 1129162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    ---------

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-32667


                           CAP ROCK ENERGY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


           TEXAS                                              75-2794300
(State or Other Jurisdiction of                          (I.R.S Employer
Incorporation or Organization)                           Identification No.)

500 West Wall Street, Suite 400, Midland, Texas                          79701
     (Address of Principal Executive Offices)                        (Zip Code)

                                    ---------

                                 (915) 683-5422
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X  No
                                     ----   ---

As of June 30, 2001, the Registrant had 1,000 shares of its $.01 par value common stock issued and outstanding.

                           CAP ROCK ENERGY CORPORATION

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                                             Page
                                                                                                                           No.
HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS--                                                                            ----
CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets -

     June 30, 2001and March 31, 2001.................................................................................        2

     Consolidated Statements of Operations and Equities and Margins -
     Three Months Ended June 30, 2001 and 2000.......................................................................        3

     Consolidated Statements of Cash Flows -
     Three Months Ended June 30, 2001 and 2000.......................................................................        4

     Notes to Consolidated Financial Statements......................................................................        5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................        6


                                             PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................................................................        9

Item 6.  Exhibits and Reports on Form 8-K............................................................................        9

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           June 30 and March 31, 2001
                                 (In thousands)


                                                                                                   JUNE 30      MARCH 31
                                                                                                   -------      --------
                                                                                                 (Unaudited)
                                                    ASSETS

     UTILITY PLANT, NET.....................................................................      $167,520     $168,920
     NONUTILITY PROPERTY....................................................................         1,649        1,657
     INVESTMENTS AND NOTES RECEIVABLE.......................................................        27,265       27,840
     CURRENT ASSETS:
        Cash and cash equivalents...........................................................         7,854        5,736
        Accounts receivable:
           Electric sales, net..............................................................         5,082        5,984
           Other............................................................................           345          525
        Current portion of notes receivable ................................................         1,000        1,000
        Other current assets................................................................         2,131          493
                                                                                                  --------     --------
           Total current assets.............................................................        16,412       13,738
     OTHER ASSETS ..........................................................................         9,464        9,040
                                                                                                  --------     --------
                                                                                                  $222,310     $221,195
                                                                                                  ========     ========

                                           EQUITIES AND LIABILITIES
     EQUITIES AND MARGINS...................................................................       $ 5,476      $ 5,675
     LONG-TERM DEBT, NET OF CURRENT PORTION:
        Mortgage notes .....................................................................       125,030      125,751
        Capital lease--transmission system ..................................................       20,280       21,456
        Other notes payable ................................................................        13,196       13,460
                                                                                                  --------     --------
           Total long-term debt.............................................................       158,506      160,667
     COMMITMENTS AND CONTINGENCIES
     CURRENT LIABILITIES:
        Current portion of:
           Mortgage notes...................................................................         3,027        3,027
           Capital leases and other.........................................................         5,866        5,866
        Line of credit .....................................................................        28,000       27,960
        Accounts payable:
           Purchased power..................................................................         5,996        4,538
           Other............................................................................         1,419        1,470
        Equity redemption credits ..........................................................           933        1,304
        Equity retirement payable ..........................................................           411          411
        Purchased power cost subject to refund..............................................         4,493        4,195
        Accrued and other current liabilities ..............................................         4,506        2,447
                                                                                                  --------     --------
           Total current liabilities........................................................        54,651       51,218
     DEFERRED CREDITS ......................................................................         3,677        3,635
                                                                                                  --------     --------
                                                                                                  $222,310     $221,195
                                                                                                  ========     ========










            The accompanying notes are an integral part of these consolidated financial statements.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
         Consolidated Statements of Operations and Equities and Margins
                    Three Months Ended June 30, 2001 and 2000
                                 (In thousands)


                                                                                                     2001         2000
                                                                                                     ----         ----
                                                                                                         (Unaudited)
     OPERATING REVENUES:
        Electric sales.............................................................                 $17,854     $14,967
        Gas sales and royalty income...............................................                      --         108
        Other......................................................................                     296         366
                                                                                                    -------     -------
           Total operating revenues................................................                  18,150      15,441
                                                                                                    -------     -------
     OPERATING EXPENSES:
        Purchased power............................................................                  10,862       9,476
        Operations.................................................................                   1,027       1,208
        Maintenance................................................................                     915         822
        Administrative and general.................................................                     982         724
        Depreciation and amortization..............................................                   1,515       1,420
        Property taxes.............................................................                     357         361
        Interest expense, net of capitalized interest..............................                   2,988       2,471
        Other......................................................................                     149         136
                                                                                                    -------     -------
           Total operating expenses................................................                  18,795      16,618
                                                                                                    -------     -------
                    OPERATING LOSS.................................................                    (645)     (1,177)
                                                                                                    -------     -------
     NONOPERATING MARGINS:
        Patronage capital from associated organizations............................                      --           2
        Interest and other income..................................................                     446          60
                                                                                                    -------     -------
           Total nonoperating margins..............................................                     446          62
                                                                                                    -------     -------
                 LOSS BEFORE EXTRAORDINARY ITEM....................................                   (199)     (1,115)
     EXTRAORDINARY ITEM:
        Gain on early extinguishment of debt.......................................                      --         969
                                                                                                    -------     -------
                 NET LOSS..........................................................                   (199)        (146)
     EQUITIES AND MARGINS:
        Beginning balance..........................................................                   5,675      12,659
        Retirement of patronage capital............................................                      --          11
        Equity redemption credits.................................................                       --      (1,788)
                                                                                                    -------     -------
             Ending balance........................................................                 $ 5,476     $10,736
                                                                                                    =======     =======



















            The accompanying notes are an integral part of these consolidated financial statements.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)


                                                                                                     2001           2000
                                                                                                     ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss............................................................                       $  (199)        $ (146)
        Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization....................................                         3,237          2,590
           Gain on extinguishment of debt...................................                            --           (969)
           Change in:
             Other assets/deferred credits..................................                          (493)             8
             Accounts receivable............................................                         1,082            (86)
             Purchased power cost subject to refund.........................                           298           (680)
             Other current assets...........................................                        (1,638)          (375)
             Accounts payable and accrued expenses..........................                         3,466          1,646
           Other............................................................                             9            (13)
                                                                                                   -------         ------
             Net cash provided by operating activities......................                         5,762          1,975
                                                                                                   -------         ------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility plant additions.............................................                        (1,883)        (3,178)
        Utility plant retirements...........................................                           162            168
        Additions to nonutility investments.................................                            (6)          (112)
        Investments in proposed acquisitions................................                            --           (618)
        Note receivable payments............................................                           400             --
        Other...............................................................                           (25)          (625)
        Proceeds from sale of investment....................................                           200             --
                                                                                                    -------         ------
           Net cash used in investing activities............................                        (1,152)        (4,365)
                                                                                                    -------         ------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under lines of credit................................                            40          3,550
        Proceeds from mortgage notes........................................                            --          5,000
        Payments on mortgage notes..........................................                          (720)        (5,500)
        Payments on other long-term debt....................................                          (264)           (15)
        Payments on capital lease obligations...............................                        (1,177)        (1,100)
        Amortization of equity redemption credits...........................                          (371)          (883)
        Retirement of patronage capital.....................................                            --             11
                                                                                                    -------         -----
           Net cash provided by (used in) financing activities..............                        (2,492)         1,063
                                                                                                    -------         -----
                  NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS................................                                   2,118         (1,327)
     CASH AND CASH EQUIVALENTS:
        Beginning of period.................................................                         5,736          1,531
                                                                                                    ------          -----
        End of period.......................................................                        $7,854         $  204
                                                                                                    ======          =====

     SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid during the period for interest............................                        $3,127         $2,507
                                                                                                    =======        ======




            The accompanying notes are an integral part of these consolidated financial statements.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.       Basis of Presentation

In the opinion of management of Cap Rock Electric Cooperative, Inc. (the "Cooperative"), the accompanying unaudited consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary for the fair statement of the Cooperative's financial position as of June 30, 2001 and its consolidated results of operations and cash flows for the three months ended June 30, 2001 and 2000. The consolidated results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 filed by the Registrant with the Securities and Exchange Commission (Commission File No. 333-53112).

2.       Corporate Restructuring

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation, currently a wholly owned subsidiary of the Cooperative. The Registrant filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 30, 2001, to register up to 1,575,000 shares of its common stock to be distributed to current and former members of the Cooperative in connection with a corporate restructuring plan involving the conversion of the Cooperative from a Texas electric cooperative to a Texas business corporation. As part of the corporate restructuring plan, certain current and former members of the Cooperative were also offered the right to receive electric credits or a discount cash payment for their interests in the Cooperative in lieu of common stock. Sometime between September 4, 2001, and September 29, 2001, the remaining assets of the Cooperative will be transferred to the Registrant, the Cooperative will be liquidated, all of the shares of the Registrant owned by the Cooperative will be distributed to certain current and former members of the Cooperative, and the Registrant will become the successor corporation to the Cooperative. In addition, commencing one year from the date of the distribution of the Registrant's common stock to the current and former members of the Cooperative and ending 60 days thereafter, the Registrant will offer to purchase at a price of $10.00 per share all of the shares of its common stock that were distributed in connection with the corporate restructuring plan and that are then held of record by the original recipients of the shares. Accordingly, the Registrant will classify each share of common stock issued in connection with the corporate restructuring plan as temporary equity until
(i) the Registrant's offer to purchase the share from the original shareholder expires, which will result in a reclassification from temporary equity to the Registrant's equity account, (ii) the original shareholder transfers the share to another party, which will result in a reclassification from temporary equity to the Registrant's equity account, or (iii) the original shareholder tenders the share to the Registrant in response to the Registrant's offer to purchase the share, which will result in a reclassification from temporary equity to a liability.

Effective June 30, 2001, the Cooperative and the Registrant completed an internal business combination of several subsidiaries and affiliates, with the purpose of increased operating efficiencies and reduction of overall costs.

3.       Transmission System

The Registrant intends to sell its transmission system for approximately $75,000,000. The proposed transaction will result in an estimated pre-tax gain of approximately $40,000,000. The proposed transaction is subject to several conditions, including:

         o Approval of the transaction by the Cooperative's Board of Directors and appropriate individuals of the buyer;
         o        Completion by the buyer of its due diligence;
         o Execution by the parties of a definitive agreement and all other necessary agreements; and
         o Approval of regulatory agencies having jurisdiction over the transmission system.

At the closing, all amounts remaining unpaid with respect to the existing capital lease obligation on the transmission system will be deducted from the proceeds of the proposed transaction.

4.       New Accounting Standards

Effective April 1, 2001, the Cooperative adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Cooperative entered into two derivative transactions in the first quarter of 2001 to fix a portion of the natural gas component of the related power costs over the next twelve months to minimize the fluctuations in their members' power bills. These transactions fixed the price on approximately 35,000 to 260,000 MMBtus of natural gas at fixed prices ranging from $3.79 to $5.31 an MMBtu. All payments made or received in connection with these transactions will be collected or rebated to the members through the power cost recovery component of the members' power bills. The fair market value of the aforementioned transactions at June 30, 2001 is a $1.7 million liability, which is included in other current liabilities in the June 30, 2001 balance sheet. A corresponding regulatory asset is included in other current assets, as all the amounts paid or received will be passed through to the Cooperative's members through the purchased power recovery account.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires, among other things, all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed and the remaining amortization periods adjusted accordingly. Management has evaluated the impact of adopting SFAS 142 on our consolidated financial statements and, because the amount of goodwill and other intangible assets in our financial statements is minimal, we do not expect to see a significant impact from the adoption of SFAS 142.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition and future operations. These statements, based on our expectation and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

         o        General business conditions;
         o        Increased competition in the electric utility industry;
         o        Changes in our tax status;
         o        Demands for and cost of electric power;
         o Federal and state legislative and regulatory actions and legal and administrative proceedings;
         o Changes in and compliance with environmental laws and policies;
         o        Weather conditions; and,
         o Unexpected changes in operating expenses and capital expenditures.

Our actual results may vary materially from those discussed in the forward-looking statements as a result of these and other factors. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made even if new information becomes available or other events occur in the future.

Overview

The Registrant is presently a wholly-owned subsidiary of Cap Rock Electric Cooperative, Inc. ("Cooperative"), a member-owned cooperative founded in 1939. The Registrant was formed on January 1, 1999, in conjunction with a corporate restructuring plan involving the conversion of the Cooperative from a Texas electric cooperative to a Texas business corporation. To date, the Registrant has produced no net income or loss. The financial statements presented herein are the historical consolidated financial statements of the Cooperative.

In conjunction with the corporate restructuring plan, the following transactions will have occurred on or before September 29, 2001:

         o Substantially all of the Cooperative's remaining assets will be transferred to the Registrant;
         o        The Cooperative will be liquidated;
         o The common stock of the Registrant owned by the Cooperative will be distributed to certain current and former members of the Cooperative;
         o The Registrant will become the successor corporation to the Cooperative; and
         o All subsequent utility operations will be conducted through the Registrant.

Results of Operations

For the three months ended June 30, 2001 ("2001"), the Cooperative's net loss was $199,000 compared to a net loss of $146,000 for the three months ended June 30, 2000 ("2000"), an increase of $53,000.

Total operating revenues for 2001 were $18,150,000 compared to $15,441,000 for 2000, an increase of $2,709,000 (17.5%), which was primarily attributable to increased electric revenue. Electric revenue for 2001 was $17,854,000 compared to $14,967,000 for 2000, an increase of $2,887,000 (19.3%).

Average revenue/Kwh sold for 2001 and 2000 was 10.31 cents and 8.69 cents, respectively, a 1.62 cent (18.6%) increase. The per-unit revenue increase was primarily attributable to higher power costs, which were billed to the customers in the form of higher fuel cost adjustments, and a 12% revenue rate increase in 2001.

Total operating expenses for 2001 and 2000 were $18,795,000 and $16,618,000, respectively, an increase of $2,177,000 (13.1%).

Purchased power costs for 2001 increased by $1,386,000 (14.6%) to $10,862,000 compared to $9,476,000 reported for 2000. Average cost/Kwh sold for 2001 and 2000 was approximately 5.61 cents and 4.73 cents, respectively, a .88 cent (18.6%) increase. The increase is primarily attributable to higher purchased power costs caused by higher natural gas prices used in the generation of electric power.

Electric operating margin (electric revenue less purchased power cost) for 2001 was $6,992,000 compared to $5,491,000 for 2000, an increase of $1,501,000
(27.3%). Average margin/Kwh sold for 2001 and 2000 was 2.89 cents and 2.09 cents, respectively, a .80 cent (38.3%) increase. The increase in per-unit margin was due primarily to a 12% increase in the Cooperative's revenue rates in 2001 offset by higher purchased power costs.

Administrative and general expenses for 2001 and 2000 was $982,000 and $724,000, respectively, a $258,000 (35.6%) increase. The increase was primarily attributable to increased salaries and other administrative costs.

Depreciation and amortization expense for 2001 increased $95,000 (6.7%) to $1,515,000 compared to $1,420,000 for 2000. The increase is due to depreciation on utility plant additions.

Interest expense for 2001 was $2,988,000 compared to $2,471,000 for 2000, an increase of $517,000 (20.9%). The majority of the increase was the result of a new note payable and the resulting net interest expense of $301,600 in 2001, early extinguishment of debt with a resulting reduction of interest expense of $97,700, and an increase in the National Rural Utilities Finance Corporation ("NRUCFC") note balance with resulting interest expense of $288,400.

Operating loss for 2001 and 2000 was $645,000 and $1,177,000, respectively, a reduction of $532,000 (45.2%).

Interest and other income increased $386,000 (643.3%) from 2000 to 2001 primarily due to interest earned on the notes receivable from the third party.

During 2000, the Cooperative paid-off certain long-term debt resulting in an extraordinary gain of $969,000 on early extinguishment of debt.

Liquidity and Capital Resources

As of June 30, 2001, the Cooperative had:

         o        Cash and cash equivalents of $7,854,000;
         o A working capital deficit of $38,239,000 (including short-term borrowings of $28,000,000 and $8,893,000 related to current portion of long-term obligations);
         o Long-term indebtedness of $158,506,000, net of current portion; and
         o        A total debt to equity ratio of 35.7 to 1.

Historically, the Cooperative's primary sources of liquidity have been cash flows from operations and additional borrowings from NRUCFC, the Cooperative's primary lender. These borrowings are collateralized by substantially all of the Cooperative's utility plant assets. The existing long-term debt consists of a series of loans from the NRUCFC that impose various restrictive covenants, including the prohibition of additional secured indebtedness or the guaranty of such, and requires the maintenance of a 1.35 debt service coverage ratio, as defined in the NRUCFC loan agreements. In addition, the Cooperative may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its members if the ratio of equity to total assets is less than 20%. As of June 30, 2001, the Cooperative's equity to total assets ratio, as defined by the NRUCFC loan agreements, was 2.5%. At June 30, 2001, the Cooperative was in compliance with its NRUCFC loan agreements or had obtained waivers of certain covenants therein that the Cooperative was required to meet.

On March 5, 2001, NRUCFC issued a letter to the Cooperative that, among other things, notified the Cooperative that NRUCFC will not make any additional loans above its existing commitments.

As of June 30, 2001, the Cooperative had utilized all available borrowing capacity under the NRUCFC loan agreements. Historically, substantially all of the Cooperative's utility plant additions have been financed with long-term borrowings from NRUCFC. In order for the Cooperative to meet its working capital needs, debt service requirements, rescission offer and common stock purchase commitments and planned capital expenditures, it is in the process of:

         o        Implementing additional rate increases;
         o        Securing new financing;
         o        Reducing short-term capital expenditures; and
         o        Selling nonstrategic assets.

The Registrant intends to sell its transmission system for approximately $75,000,000. This proposed transaction is subject to several conditions, including:

         o Approval of the transaction by the Cooperative's Board of Directors and appropriate individuals of the buyer;
         o        Completion by the buyer of its due diligence;
         o Execution by the parties of a definitive agreement and all other necessary agreements; and
         o Approval of regulatory agencies having jurisdiction over the transmission system.

At the closing, all amounts remaining unpaid with respect to the Cooperative's existing capital lease obligation on the transmission system will be deducted from the proceeds of the proposed transaction. The proposed transaction will result in a pre-tax gain of approximately $40,000,000.

Management of the Registrant expects to use the remaining net proceeds from the sale of the transmission system to satisfy its stock conversion and common stock purchase commitments, general working capital purposes and planned capital expenditures.

On or before September 29, 2001, and as part of the corporate restructuring plan adopted by the members of the Cooperative, the remaining assets of the Cooperative will be transferred to the Registrant, the Cooperative will be liquidated, all of the shares of the Registrant owned by the Cooperative will be distributed to certain current and former members of the Cooperative, and the Registrant will become the successor in interest to the Cooperative. As part of the corporate restructuring plan, certain current and former members of the Cooperative will receive electric credits or a discount cash payment for their interests in the Cooperative in lieu of common stock. The total amounts of the electric credits and discounted cash payments are undetermined at this time, although they are expected to exceed $490,000 and $940,000, respectively.

Commencing one year from the date of the distribution of the Registrant's common stock to the current and former members of the Cooperative in connection with the corporate restructuring plan and ending 60 days thereafter, the Registrant will offer to purchase at a price of $10.00 per share all of its shares of common stock that were distributed in connection with the corporate restructuring plan and that are then held of record by the original recipient of the shares. The maximum amount of the purchase offer will be $15,750,000.

During 2001, cash provided by operating activities was $5,762,000 compared to $1,975,000 for 2000, an increase of $3,787,000 (191.7%). The increase was primarily attributable to increased cash flow generated by rate increases during 2001.

Cash used by investing activities during 2001 and 2000 was $1,152,000 and $4,365,000, respectively, a decrease of $3,213,000 (73.6%). The decrease was primarily due to a slow-down in the Cooperative's capital additions during 2001.

During 2001, cash used by financing activities was $2,492,000 compared to cash provided by financing activities of $1,063,000 during 2000. The cash was used to repay debt and no additional borrowings were incurred in 2001.




                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than certain legal proceeding arising in the ordinary course of business, and litigation arising out of the Registrant's acquisition of Lamar County Electric Cooperative Association (as such litigation is more particularly described in the Registration statement), which management believes will not have a material adverse impact on the results of operations or financial condition of the Registrant, there is no other litigation pending or threatened against the Registrant or the Cooperative.

Item 6.  Exhibits and Reports on Form 8-K.

         (b)      Reports on Form 8-K.

                  The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CAP ROCK ENERGY CORPORATION
                             Registrant



September 12, 2001           /s/ Lee D. Atkins
                             -------------------------------------------------
                             Lee D. Atkins
                             Senior Vice President and Chief Financial Officer