Form 10-Q
period 2001-09-30
CAP ROCK ENERGY CORP
filed 2001-11-19
CIK 1129162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    ---------

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X__No ___

As of September 30, 2001, the Registrant had 1,000 shares of its $.01 par value common stock issued and outstanding.

                           CAP ROCK ENERGY CORPORATION

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                       Page
                                                                                                     No.
                                                                                                    ----
HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS -
CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets -
     September 30, 2001and March 31, 2001                                                              2

     Consolidated Statements of Operations and Equities and Margins -
     Three and Six Months Ended September 30, 2001 and 2000                                            3

     Consolidated Statements of Cash Flows -
     Six Months Ended September 30, 2001 and 2000                                                      4

     Notes to Consolidated Financial Statements                                                        5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         6


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                            10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             10

                CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                            SEPTEMBER 30,         MARCH 31,
                                                                                2001                2001
                                                                            -------------        ----------
                                                                             (Unaudited)
                                                 ASSETS
UTILITY PLANT, NET                                                           $  166,124          $  168,920
NONUTILITY PROPERTY                                                               1,640               1,657
INVESTMENTS AND NOTES RECEIVABLE                                                 27,106              27,840
CURRENT ASSETS:
  Cash and cash equivalents                                                       4,643               5,736
  Accounts receivable:
    Electric sales, net                                                           5,036               5,984
    Other                                                                           489                 525
  Current portion of notes receivable                                             1,000               1,000
  Other current assets                                                            2,568                 493
                                                                             ----------          ----------
    Total current assets                                                         13,736              13,738
OTHER ASSETS                                                                     10,302               9,040
                                                                             ----------          ----------
                                                                             $  218,908          $  221,195
                                                                             ==========          ==========
                                        EQUITIES AND LIABILITIES

EQUITIES AND MARGINS                                                         $    8,177          $    5,675

LONG-TERM DEBT, NET OF CURRENT PORTION:
  Mortgage notes                                                                124,171             125,751
  Capital lease - transmission system                                            18,933              21,456
  Other notes payable                                                            12,955              13,460
                                                                             ----------          ----------
    Total long-term debt                                                        156,059             160,667
                                                                             ----------          ----------
COMMITMENTS AND CONTINGENCIES
CURRENT LIABILITIES:
  Current portion of:
    Mortgage notes                                                                4,032               3,027
    Capital leases and other                                                      5,007               5,866
  Line of credit                                                                 28,000              27,960
  Accounts payable:
    Purchased power                                                               3,131               4,538
    Other                                                                         1,615               1,470
  Equity redemption credits                                                       1,094               1,304
  Equity retirement payable                                                           -                 411
  Purchased power cost subject to refund                                          2,228               4,195
  Accrued and other current liabilities                                           5,396               2,447
                                                                             ----------          ----------
    Total current liabilities                                                    50,503              51,218
DEFERRED CREDITS                                                                  4,169               3,635
                                                                             ----------          ----------
                                                                             $  218,908          $  221,195
                                                                             ==========          ==========


                The accompanying notes are an integral part of
                   these consolidated financial statements.

             CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND EQUITIES AND MARGINS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                   THREE MONTHS                  SIX MONTHS
                                                                      ENDED                         ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                               2001           2000          2001            2001
                                                             ---------      --------      ---------      ---------
OPERATING REVENUES:
  Electric sales                                             $  21,287      $ 19,876      $  39,141      $  34,668
  Gas sales and royalty income                                       -           104              -            212
  Other                                                            291           300            587            841
                                                             ---------      --------      ---------      ---------
    Total operating revenues                                    21,578        20,280         39,728         35,721
                                                             ---------      --------      ---------      ---------
OPERATING EXPENSES:
  Purchased power                                               10,607        12,703         21,469         22,179
  Operations                                                     1,110         1,142          2,137          2,350
  Maintenance                                                      876           689          1,791          1,511
  Administrative and general                                     1,052           781          2,034          1,505
  Depreciation and amortization                                  1,519         1,455          3,034          2,875
  Property taxes                                                   375           355            732            716
  Interest expense, net of capitalized interest                  2,805         2,901          5,793          5,372
  Other                                                            130           158            279            294
                                                             ---------      --------      ---------      ---------
    Total operating expenses                                    18,474        20,184         37,269         36,802
                                                             ---------      --------      ---------      ---------
      OPERATING MARGIN (LOSS)                                    3,104            96          2,459         (1,081)
NONOPERATING MARGINS:
  Return on investments in associated organizations              1,148           812          1,148            814
  Interest and other income                                        491           328            937            388
                                                             ---------      --------      ---------      ---------
    Total nonoperating margins                                   1,639         1,140          2,085          1,202
                                                             ---------      --------      ---------      ---------
      INCOME BEFORE EXTRAORDINARY ITEM                           4,743         1,236          4,544            121
EXTRAORDINARY ITEM:
  Gain on early extinguishment of debt                               -             -              -            969
                                                             ---------      --------      ---------      ---------
      NET INCOME                                                 4,743         1,236          4,544          1,090
EQUITIES AND MARGINS
     Beginning balance                                           5,476        10,736          5,675         12,659
     Retirement of patronage capital, net                       (1,116)         (533)        (1,116)        (2,310)
     Equity redemption credits                                    (926)            -           (926)             -
                                                             ---------      --------      ---------      ---------
       Ending balance                                        $   8,177      $ 11,439      $   8,177      $  11,439
                                                             =========      ========      =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              2001            2000
                                                           ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   4,544      $     1,090
    Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization                             5,520            5,009
     Gain on extinguishment of debt                                -             (969)
     Change in:
       Other assets/deferred credits                          (1,174)               6
       Accounts receivable                                       984           (2,968)
       Purchased power cost subject to refund                 (1,967)           1,259
       Other current assets                                   (2,075)            (428)
       Accounts payable and accrued expenses                   1,687            2,403
     Other, net                                                    -             (118)
                                                           ---------      -----------
       Net cash provided by operating activities               7,519            5,284
                                                           ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                  (2,697)               -
  Additions to nonutility property                               (10)          (5,986)
  Purchase of investments                                       (216)            (756)
  Issuance of note receivable                                      -          (14,917)
  Payments received on note receivable                           950             (934)
  Proceeds from sale of investment                                 -           (1,093)
                                                           ---------      -----------
       Net cash used in investing activities                  (1,973)         (23,686)
                                                           ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                            40             (437)
  Proceeds from mortgage notes                                     -           13,887
  Proceeds from note payable                                       -           15,000
  Payments on mortgage notes                                    (575)          (6,862)
  Payments on capital leases and other long-term debt         (3,887)          (2,315)
  Amortization of equity redemption credits                     (690)          (1,891)
  Payments in connection with rescission offer                (1,116)               -
  Retirement of patronage capital                               (411)              19
                                                           ---------      -----------
       Net cash (used in) provided by financing activities    (6,639)          17,401
                                                           ---------      -----------
         NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,093)          (1,001)
  Beginning of period                                          5,736            1,531
                                                           ---------      -----------
  End of period                                            $   4,643      $       530
                                                           =========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest                 $   2,124      $     5,148
                                                           =========      ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

In the opinion of management of Cap Rock Electric Cooperative, Inc. (the "Cooperative"), the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Cooperative's financial position as of September 30, 2001, the consolidated results of operations for the three and six months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the six month periods then ended. The consolidated results of operations for the six months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 filed by the Registrant with the Securities and Exchange Commission (Commission File No. 333-53112).

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

As part of the corporate restructuring plan, certain current and former members of the Cooperative were offered the right to receive electric credits or a discount cash payment for their interests in the Cooperative in lieu of common stock. The Registrant planned that sometime between September 4, 2001, and September 29, 2001, the remaining assets of the Cooperative would be transferred to the Registrant, the Cooperative would be liquidated, all of the shares of the Registrant owned by the Cooperative would be distributed to certain current and former members of the Cooperative, and the Registrant would become the successor corporation to the Cooperative. In accordance with the conversion plan, the Board of Directors voted in August 2001 to transfer all of the Cooperative's assets and liabilities to the Registrant and to dissolve the Cooperative. This transfer has not been completed.

The Registrant applied for listing on the American Stock Exchange ("AMEX"). The AMEX stock listing has not been granted yet, and the Registrant is working to achieve such listing. Until the Registrant is able to list its common stock on the AMEX or another national stock exchange, the shares of its stock will be traded in the over-the-counter market.

An additional part of the corporate restructuring plan provided that commencing one year from the date of the distribution of the Registrant's common stock to the current and former members of the Cooperative and ending 60 days thereafter, the Registrant will offer to purchase at a price of $10.00 per share all of the shares of its common stock that were distributed in connection with the corporate restructuring plan and that are then held of record by the original recipients of the shares. Accordingly, the Registrant will classify each share of common stock issued in connection with the corporate restructuring plan as temporary equity until (i) the Registrant's offer to purchase the share from the original shareholder expires, which will result in a reclassification from temporary equity to the Registrant's equity account, (ii) the original shareholder transfers the share to another party, which will result in a reclassification from temporary equity to the Registrant's equity account, or (iii) the original shareholder tenders the share to the Registrant in response to the Registrant's offer to purchase the share, which will result in a reclassification from temporary equity to a liability.

3.       TRANSMISSION SYSTEM

The Registrant intends to sell its transmission system for approximately $75,000,000. The sale transaction would be subject to several conditions, including:

         o Approval of the transaction by the Cooperative's Board of Directors and appropriate individuals of the buyer;

         o Identification of a buyer and completion of their due diligence;

         o Execution by the parties of a definitive agreement and all other necessary agreements; and

         o Approval of regulatory agencies having jurisdiction over the transmission system.

At the closing, all amounts remaining unpaid with respect to the existing capital lease obligation on the transmission system would be deducted from the proceeds of the proposed transaction.

4.       NEW ACCOUNTING STANDARDS

Effective April 1, 2001, the Cooperative adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Cooperative entered into two derivative transactions in the first quarter of 2001 to fix a portion of the natural gas component of the related power costs over the next twelve months to minimize the fluctuations in their customers power bills. These transactions fixed the price on approximately 35,000 to 260,000 MMBtus of natural gas at fixed prices ranging from $3.79 to $5.31 an MMBtu. All payments made or received in connection with these transactions will be collected or rebated to the customers through the power cost recovery component of the customers power bills. The fair market value of the aforementioned transactions at September 30, 2001, is a $2.1 million liability, which is included in Other current liabilities in the September 30, 2001, balance sheet. A corresponding regulatory asset is included in Other current assets, as all the amounts paid or received will be passed through to the Cooperative's customers through the purchased power recovery account.

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

5.       CHANGE IN YEAR END

As of October 23, 2001, the Board of Directors adopted a resolution changing the date of the Registrant's fiscal year end from March 31 to December 31, effective for the year ended December 31, 2001. The Registrant filed Form 8-K with the SEC on November 6, 2001, notifying them of such change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this document, other than statements of historical information, contain forward-looking statements regarding matters that could have an impact on our business, financial condition and future operations. These statements, based on our expectation and estimates, are not guarantees of future performance and are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

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

In conjunction with the corporate restructuring plan, the following transactions will have occurred on or before December 31, 2001:

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

RESULTS OF OPERATIONS

Electric revenues increased by 7% for the three months ended September 30, 2001, as compared to the same three-month period in 2000. This change was the net result of several factors. Beginning December 2000 and culminating in July 2001, a phased-in rate increase of 15% was enacted. In addition, revenues increased as a result of adjustments which decreased the account, Purchased power cost subject to refund. These factors were partially offset by a decrease in kilowatt hour sales. Sales of electricity and the related usage of kilowatt-hours to irrigators had dropped off by more than 10% between the comparable periods. A very dry growing season coupled with poor product prices forced many farmers to cease irrigating crops earlier in the season. Dollar sales to residential customers increased by less than 2%; cooler temperatures in 2001, resulting in less consumption, counteracted the 15% rate increase initiated in February 2001. Sales to commercial customers increased by less than 4% for the comparable three-month periods. Lower prices for oil and gas have maintained the trend of keeping some commercial and industrial customers from bringing marginal wells back on-line, resulting in less kilowatt hours used. As with residential sales, cooler temperatures cut back consumption.

Electric revenues increased for the six-month period ended September 30, 2001, as compared to the same six-month period in 2000. As with the three-month period discussed above, temperatures ran 8% to 10% cooler than the comparable periods in 2001, thus reducing consumption in a period that normally has a high consumption or usage rate. This was again counteracted by the aforementioned phased-in rate increase and adjustments to Purchased power cost subject to refund.

Maintenance expense increased 27% and 18%, respectively, for the three-month and six-month periods ended

September 30, 2001 and 2000, because of increased maintenance activities as a result of the effects of weather, especially ice storms from the winter, and lightning in the late spring. In addition, a preventive maintenance program was initiated in the spring of 2001.

Administrative and general expenses for the three and six month periods ended September 30, 2001, increased by $271,000 and $529,000, respectively, a 35% increase over the comparable periods in 2000. This was because of the Cooperative's use of consultants for short-term projects, internal costs associated with the conversion process and the fulfillment of staffing needs relating to deregulation of electric utilities and filing with the SEC.

Interest expense for the three-month period ended September 30, 2001 was $2,805,000 a reduction of $96,000 or 3%, as compared to the same period in 2000. A slight reduction in interest rates coupled with a declining principal balance accounted for the decrease. Interest expense for the six-month period ended September 30, 2001, was $5,793,000 as compared to $5,372,000 for the same period in 2000, an increase of 8% or $421,000. The majority of the increase is attributable to a new note payable in July 2000.

Interest and other income increased from $328,000 to $491,000 for the three-month periods ended September 30, 2001 and 2000, an increase of $163,000 or 50%. For the six-month periods ended September 30, 2001 and 2000, interest and other income increased by $549,000, from $388,000 to $937,000. Increases for both the three and six month periods were due to interest earned on a note receivable and other miscellaneous services provided to customers.

The return on investments in associated organizations increased 41% for the three and six month periods ended September 30, 2001 as compared to the same three and six month periods in 2000. This increase of $336,000 and $334,000, for 2001 and 2000, respectively, represents an increase in the value of the investments held.

During 2000, the Cooperative paid off certain long-term debt resulting in an extraordinary gain of $969,000 on early extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Cooperative had:

         o    Cash and cash equivalents of $4,643,000;

         o A working capital deficit of $36,767,000 (including short-term borrowings of $28,000,000 and $9,039,000 related to current portion of long-term obligations); and

         o    Long-term indebtedness of $156,059,000, net of current portion.

Historically, the Cooperative's primary sources of liquidity have been cash flows from operations and additional borrowings from NRUCFC, the Cooperative's primary lender. These borrowings are collateralized by substantially all of the Cooperative's utility plant assets. The existing long-term debt consists of a series of loans from NRUCFC that impose various restrictive covenants, including the prohibition of additional secured indebtedness or the guaranty of such, and requires the maintenance of a debt service coverage ratio, as defined in the NRUCFC loan agreements. In addition, the Cooperative may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its members if the ratio of equity to total assets is less than a defined percentage. At September 30, 2001, the Cooperative was in compliance with its NRUCFC loan agreements or had obtained waivers of certain covenants therein. On March 5, 2001, NRUCFC issued a letter to the Cooperative that, among other things, notified the Cooperative that NRUCFC would not make any additional loans above its existing commitments.

As of September 30, 2001, the Cooperative had utilized all available borrowing capacity under the NRUCFC loan agreements. Historically, substantially all of the Cooperative's utility plant additions have been financed with long-term borrowings from NRUCFC. In order for the Cooperative to meet its working capital needs, debt service requirements, rescission offer and common stock purchase commitments and planned capital expenditures, it is attempting to or is in the process of:

         o        Securing new financing;

         o        Reducing short-term capital expenditures; and

         o        Selling nonstrategic assets.

The Registrant intends to sell its transmission system for approximately $75,000,000. This sale transaction would be subject to several conditions, including:

         o Approval of the transaction by the Cooperative's Board of Directors and appropriate individuals of the buyer;

         o Identification of a buyer and completion of their due diligence;

         o Execution by the parties of a definitive agreement and all other necessary agreements; and

         o Approval of regulatory agencies having jurisdiction over the transmission system.

At the closing, all amounts remaining unpaid with respect to the Cooperative's existing capital lease obligation on the transmission system would be deducted from the proceeds of the proposed transaction.

Management of the Registrant expects to use the remaining net proceeds from the sale of the transmission system to satisfy its stock conversion and common stock purchase commitments, general working capital purposes and planned capital expenditures.

As part of the corporate restructuring plan, certain current and former members of the Cooperative were offered the right to receive electric credits or a discount cash payment for their interests in the Cooperative in lieu of common stock. The Registrant planned that sometime between September 4, 2001, and September 29, 2001, the remaining assets of the Cooperative would be transferred to the Registrant, the Cooperative would be liquidated, all of the shares of the Registrant owned by the Cooperative would be distributed to certain current and former members of the Cooperative, and the Registrant would become the successor corporation to the Cooperative. In accordance with the conversion plan, the Board of Directors voted in August 2001 to transfer all of the Cooperative's assets and liabilities to the Registrant and to dissolve the Cooperative. This transfer has not been completed.

The Registrant applied for listing on the American Stock Exchange ("AMEX"). The AMEX stock listing has not been granted yet, and the Registrant is working to achieve such listing. Until the Registrant is able to list its common stock on the AMEX or another stock exchange, the shares of its stock will be traded in the over-the-counter market.

On August 1, 2001, the Cooperative made a rescission offer to eligible owners who had elected to receive 327,013 shares of the Registrant's common stock pursuant to the conversion plan and an offering of 1,575,000 additional shares of the Registrant's common stock to current and former members of the Cooperative at an offering price of $10.00 per share. As a result of these offers, a total of 1,825 potential shareholders (representing 282,116 shares of stock) elected to accept the rescission offer. Discounted cash payments of $1,117,816 were made on or before September 30, 2001, to those current and former members electing to receive such. Equity redemption credits of $927,314 will be applied to current members electric bills over a twenty-four month period beginning with October 2001 usage billed to customers in November 2001. Management has made a decision to terminate the offering of additional shares of stock because the associated costs outweighed the benefits.

As one of the final steps in implementing the conversion plan, the Cooperative filed an application with the Public Utility Commission of Texas for approval of the transfer of its certified territory to the Registrant. The Texas Cotton Ginners Association and a group of customers known as the St. Lawrence Cotton Grower's Association have intervened in the transfer process, as has the Office of Public Utility Counsel at the request and urging of the St. Lawrence Cotton Grower's Association. While the Registrant believes that it will prevail on the transfer application, these interventions may nevertheless delay approval of the transfer of the certified territory and increase the costs associated with the transfer. In the unlikely event that the Registrant fails to prevail on the transfer application, that failure should not have a material adverse effect on the Registrant because the Registrant would keep the Cooperative in existence (with the Registrant as the sole member) and the Registrant would provide services to its customers through the Cooperative.

Commencing one year from the date of the distribution of the Registrant's common stock to the current and former members of the Cooperative in connection with the corporate restructuring plan and ending 60 days thereafter, the Registrant will offer to purchase at a price of $10.00 per share all of its shares of common stock that were distributed in connection with the corporate restructuring plan and that are then held of record by the original recipient of the shares. If sufficient cash is unavailable or the Registrant is unable to finance the purchase of all the shares offered, eligible owners may be delayed in receiving the full purchase price until sufficient funds are available. The maximum amount of the purchase offer will be $13,030,170.

Cash provided by operating activities did not vary materially between the six-month periods ended September 30, 2001 and 2000. Cash used in investing activities during the six-month periods ended September 30, 2001, and 2000, was $1,973,000 and $23,686,000 respectively, a decrease of $21,713,000. The majority of the change was due to the issuance of a note receivable, as well as capital additions, during the 2000 period. During the 2001 period, cash used in financing activities was $6,639,000 compared to cash provided by financing activities of $17,401,000 during 2000. The decrease between periods was due primarily to proceeds received from mortgage notes and a note payable during the 2000 period.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than certain legal proceeding arising in the ordinary course of business, and litigation arising out of the Registrant's acquisition of Lamar County Electric Cooperative Association (as such litigation is more particularly described in the Registration statement), and the litigation regarding the transfer of the Cooperative's certified territory to the Registrant (as described above), which management believes will not have a material adverse impact on the results of operations or financial condition of the Registrant, there is no other litigation pending or threatened against the Registrant or the Cooperative.

Item 6.  Exhibits and Reports on Form 8-K.

         (b)      Form 8-K Reporting Date - November 6, 2001

                  Item Reported:  Item 5: Change in Fiscal Year

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CAP ROCK ENERGY CORPORATION
                                            Registrant




November  19, 2001                         By:   /s/  LEE D. ATKINS
                                           ------------------------------------
                                           Lee D. Atkins
                                           Senior Vice President and Chief
                                           Financial Officer