Form 10-K405
period 2001-12-31
CAP ROCK ENERGY CORP
filed 2002-04-03
CIK 1129162

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              X    Annual Report Pursuant to Section 13 or 15(d)
              --     of the Securities Exchange Act of 1934

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     FOR THE TRANSITION PERIOD COVERING NINE MONTHS ENDED DECEMBER 31, 2001

                             COMMISSION FILE NUMBER
                                     0-32667

                           CAP ROCK ENERGY CORPORATION
           ----------------------------------------------------------

              Texas                         75-2794300
              -----                         ----------
       (State of Incorporation)             (I.R.S. Employer Identification No.)

       500 West Wall Street, Suite 400
       Midland, Texas                                          79701
       -------------------------------------------------------------------
       (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code          915-683-5422
                                                            -------------------

       Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class         Name of each exchange on which registered

       COMMON STOCK, PAR VALUE                     AMERICAN STOCK EXCHANGE
       $ .01 PER SHARE


       Securities registered pursuant to Section 12(b) of the Act:         NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes     X              No
                       -------               ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  Yes    X                No
                       -------                ------


         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 28, 2002, WAS APPROXIMATELY $8,354,334.60 BASED ON THE CLOSING PRICE OF $9.11 FOR THE COMMON STOCK ON THE AMERICAN STOCK EXCHANGE AS REPORTED BY THE WALL STREET JOURNAL.

         THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON MARCH 28, 2002 WAS 1,302,355.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         Cap Rock Energy Corporation and its subsidiaries (the "Company") is an electric distribution company operating in various non-contiguous areas in the State of Texas. The Company's predecessor in interest, Cap Rock Electric Cooperative, Inc. (the "Cooperative"), was incorporated as an electric cooperative in the State of Texas in 1939. The Company provides service to over 34,000 meters in 31 counties in Texas. This includes 24,000 meters in 17 counties in the Midland-Odessa area of West Texas (the "West Texas Division"), 6,000 meters in the Central Texas area around Brady, Texas, and over 4,000 meters in Northeast Texas in Hunt, Collin and Fannin Counties. The Company provides management services to the Farmersville Municipal Electric System which services over 1,400 meters in Farmersville, Texas, and to Lamar Electric Cooperative ("Lamar"), an electric cooperative with approximately 10,400 meters headquartered in Paris, Texas. In 1999, the Cooperative entered into an agreement to combine with Lamar. That acquisition has been delayed due to litigation with Lamar's power supplier. Management cannot predict if and when the Company may acquire Lamar.

         The Company was formed in December 1998 in accordance with a conversion plan adopted by the members of the Company's predecessor, the Cooperative. The conversion plan provided for the transfer of all of the Cooperative's assets and liabilities to the Company. It also provided for the payment of the equity accounts and membership interests, if any, of current and former members of the Cooperative through cash, credit on their electric bill or stock in the Company, at the member's option. The Company operated as a wholly owned subsidiary of the Cooperative until the conversion plan was fully implemented. In early 2002, all of the Cooperative's assets were transferred to the Company in accordance with the conversion plan and the Company assumed all of the Cooperative's liabilities. On February 8, 2002, the Company issued stock to all former members of the Cooperative who chose stock as the method of payment for their equity and membership interest, if any, in the Cooperative. All former members who chose payment other than stock have already been paid with some still currently receiving credits on their electric bills.

         The Company purchases power for resale to its retail customers from wholesale suppliers and distributes that power to its customers over transmission lines covering over 320 miles and over 11,000 miles of distribution lines. The Company has not and does not plan to engage in the generation of electricity. The Company's primary focus is on distribution of electricity to its customers. The Company purchases all electric power pursuant to wholesale electric power contracts with Southwest Public Service Company, Dynegy Power Marketing, Inc., Lower Colorado River Authority and Garland Power and Light, which account for approximately 80%, 8.5%, 10% and 1.5%, respectively, of the electric power purchases of the Company. Generally, the wholesale electric power supply contracts are based on fixed charges for kWh usage, transportation and auxiliary services and a variable charge for fuel based on kWh usage. The Company's purchased power costs fluctuate primarily with the price of natural gas. The contracts with Southwest Public Service, Dynegy, Lower Colorado River Authority, and Garland expire in 2013, 2002, 2016 and 2002, respectively. The Company has negotiated and signed a new contract with Garland Power and Light which replaces the current Dynegy and Garland Power and Light contracts. We cannot predict what effect, if any, renegotiation of future expiring contracts may have on the Company's financial performance. However, all costs associated with purchased power are passed through to the retail customer.

         While the Company converted from an electric cooperative to an investor-owned utility in 2002, it is still currently subject to regulation by the Public Utility Commission of Texas ("PUCT") in the category of a cooperative. See "Business - State and Federal Regulation."

         The Company's wholly owned subsidiary, NewCorp Resources Electric Cooperative, Inc. ("NewCorp") currently owns and operates a transmission system in the Company's West Texas Divisions. This transmission system is regulated by the Federal Energy Regulatory Commission ("FERC"). NewCorp provides transmission services to the Company pursuant to a FERC regulated tariff.

NON-ELECTRIC UTILITY BUSINESS

         The Company, through its non-regulated subsidiaries, has investments in the real estate business, the oil and gas business and the petroleum distribution business, none of which separately or collectively account for 10% or more of the Company's revenues. (See Note 27 to "Notes to Consolidated Financial Statements").

         In the past, the Company invested in the oil and gas exploration and production business. The Company was not successful in that activity, suffering losses exceeding $3.3 million which were recognized in the Consolidated Financial Statements for the year ended March 31, 2000. These losses were the result of a number of factors, but were exacerbated by the depressed oil and gas prices in 1997 and 1998. The Company no longer makes investments in oil and gas production and exploration. However, the Company has continued to invest in hydrocarbons through its ownership of a company formed to acquire oil and gas mineral and royalty interests. In December, 2000, the Company merged its mineral and royalty company with a company with similar goals. The merged company, Map Resources, owns oil and gas minerals and royalties and some non-operated working interests. Map Resources Inc. ("Map") primary focus in the future will be the acquisition and continuing development of mineral and royalty interests. The Company owns approximately 42% of Map Resources, and it is not a significant portion of the Company's business. The Company has provided a loan to United Fuel and Energy Company ("United Fuel") which is engaged in the petroleum distribution business. At loan closing, the Company acquired a 10% interest in United Fuel with a right to acquire an additional 10% interest under certain circumstances. In January 2001, the Company acquired a net 5% additional interest in United Fuel from certain selling shareholders of United Fuel giving the Company a 15% interest in the petroleum distribution company. At present, the Company has a right to acquire up to 25% in total of United Fuel, under certain conditions. (See Note 14 to "Notes to Consolidated Financial Statements") included herein.

         The Company's real estate investments consist primarily of building and land related to the electric business. The Company is also an investor in certain limited partnerships which own and operate interests in real properties. See "Item 2. Properties" for additional information.

         For additional information with respect to the Company's business segments, see Note 27 to "Notes to Consolidated Financial Statements."

SEASONAL NATURE OF BUSINESS

          The Company's operating revenues come from electric or electric related sales. Annual sales to the Company's residential, irrigation and commercial customers have accounted for approximately 40%, 10% and 50%, respectively, of total electric sales.

         Residential sales vary with temperature fluctuations, primarily during the summer months, as the Company's residential customers use more electric power for cooling during the summer months. Historically, approximately 33% of the Company's annual residential sales occur during the three-month period ending September 30.

         Irrigation revenues, derived primarily from cotton farmers with electric powered irrigation equipment, are subject to temperature and rainfall fluctuations during the cotton planting and growing seasons. Historically, approximately 70% of the Company's annual irrigation sales occur during the six month period ending September 30.

         Commercial revenues, derived primarily from electric powered oilfield equipment, are generally not subject to seasonal fluctuation, nor are they subject to normal oil price fluctuations. This is because many producers have pre-committed their output. Electric power requirements can, however, be affected by a dramatic drop in the price of oil.


SINGLE CUSTOMER RELIANCE

          During the nine months ended December 31, 2001, and the years ended March 31, 2001 and 2000, the Company had no single customer that accounted for more than 10% of its electric revenues.


EMPLOYEES

         As of December 31, 2001, the Company had 87 employees, exclusive of temporary employees and contractors. None of the employees are members of any labor unions as of December 31, 2001.


STATE AND FEDERAL REGULATION

STATE REGULATION

         In 1999, the Texas legislature passed and the Governor signed legislation that provided for the restructuring of the electric utility industry in the State of Texas. The legislature found the production and sale of electricity is not a monopoly warranting regulation of rates, operations and services, and competitive electric markets require that, except for transmission and distribution services and for recovery of stranded costs, electric services and their prices should be determined by customer choice and the normal forces of competition.

         The purpose of customer choice is to create a competitive retail market by allowing each retail customer to choose their provider of electricity and by encouraging full and fair competition to recover excess costs over market of those assets and purchased power contracts. Municipally owned utilities and electric cooperatives are treated differently from other utilities under the state statute providing for customer choice. The statute has separate, specific provisions applicable to investor owned electric utilities, which were required to have customer choice in their service areas beginning January 1, 2002, and municipally owned utilities and electric cooperatives, which are able to choose whether or not to opt into retail competition. These provisions individually govern the transition to and establishment of a fully competitive electric power industry for investor owned utilities, electric cooperatives and municipally owned utilities.

         On or before September 1, 2000, each investor owned electric utility was required to separate its regulated utility activities from its customer energy services business activities. By January 1, 2002, each investor owned electric utility operating in the State of Texas was required to separate its business activities into a power generation company, a retail electric provider, and/or a transmission and distribution utility. Each investor owned electric utility was also required to submit a plan segregating businesses, which was subject to review by the PUCT. After January 1, 2002, a transmission and distribution company may not sell electricity or otherwise participate in the market for electricity except for the purpose of buying electricity to serve its own customers.

         Commencing January 1, 2002, through January 1, 2007, any affiliated retail electric provider must make available to residential and small commercial customers of its affiliated transmission and distribution utility rates that, on a bundled basis, are six percent less than the affiliated electric utility's corresponding average residential and small commercial rates that were in effect on January 1, 1999 the so-called "price to beat.". Once customer choice is introduced, these utilities may not change rates for residential and small commercial customers that are different from the "price to beat" until the earlier of 36 months or until 40% or more of the electric power consumed within the affiliated transmission and distribution utility's certificated service area before the onset of customer choice is committed to be served by nonaffiliated retail electric providers. A similar restriction is set for rate changes for small commercial customers.

         The effect of the statute is to freeze all investor owned electric utility rates that were in effect on September 1, 1999, until January 1, 2002, and, upon completion of the phase in of customer choice, to lower rates to residential customers and small commercial customers by another six percent. If the "price to beat" jeopardizes the financial integrity of the retail electric provider, the PUCT is required to set a price that shall maintain the financial integrity of the retail electric provider, but in no event more than the level of rates, on a bundled basis, charged by the affiliated electric utility on September 1, 1999, adjusted for fuel. As of December 31, 2001, approximately 70% of the Company's revenues were derived from residential customers and small commercial customers with the remaining 30% attributable to irrigation and large commercial customers.

         Electric cooperatives are not required to participate in deregulated markets. Under the separate provision in the statute pertaining to electric cooperatives, the board of directors of a cooperative has the discretion to decide if and when the electric cooperative will provide customer choice. Electric cooperatives are not required to functionally unbundle their operating and business activities as investor owned utilities are required to do. If an electric cooperative elects to participate in customer choice, after making that election all retail customers within the certificated service area of the cooperative shall have the right of customer choice. An electric cooperative that does not elect to participate in the deregulated market, however, is prohibited from selling electric energy at unregulated prices directly to retail customers outside its certificated retail service area.

         The definition of electric cooperative under the statute includes a provision that allows the Company to be treated like an electric cooperative and therefore be able to elect whether to participate in retail competition, and, if so, whether to unbundle its operations. Specifically, the definition of "electric cooperative" includes "a successor to an electric cooperative created before June 1, 1999, in accordance with a conversion plan approved by a vote of the members of the electric cooperative, regardless of whether the successor later purchases, acquires, merges with or consolidates with, other electric cooperatives." Management believes that the Company is the only investor owned utility that qualifies for treatment as an electric cooperative under this provision. Even as an investor owned utility, the Company has and will continue to have all rights and privileges associated with being an electric cooperative because it falls within the definition of electric cooperative established by the statute. Consequently, the Company will have more options available to it than cooperatives and other investor owned utilities. A small group of interveners are currently challenging the Company's right to be treated as a cooperative under the Public Utility Regulatory Act. This challenge is being made before the PUCT proceeding in which the Company and the Cooperative have requested that the Cooperative's Certificate of Convenience and Necessity be transferred to the Company. See Item 3. Legal Proceedings.

         Management believes that the Company's customers should have the ability to choose and the Company intends to eventually participate in retail competition. The Company is concerned, however, as to the implications of the uncertainties that have arisen with respect to deregulation in the states where deregulation has occurred or is occurring, particularly those in the West and Southwest. In addition, there is still some uncertainty in Texas regarding whether the legislation that has been enacted will be modified or remain in its current form. The Company therefore believes that it is in the best interest of its customers to delay participation and defer incurring expenses for upgraded computer and other systems that will be necessary to participate in retail competition until there is more certainty. The Company's Board of Directors has elected not to opt in for competition at the present time.

         If an electric utility purchases, acquires, merges, or consolidates with or acquires 50 percent or more of the stock of an electric utility or electric cooperative, the successor utility may be subject to regulation by the PUCT. Specifically, the PUCT is required to regulate the successor electric utility or electric cooperative in the same manner that the PUCT would regulate the entity that was subject to the stricter regulation before the purchase, acquisition, merger, or consolidation. Therefore, if the Company is purchased or acquired by another entity or merges with another entity under circumstances where the Company is not the survivor, the purchasing or acquiring entity or the surviving entity, as the case may be, will not be treated like an electric cooperative under the statute.

         The Cooperative's Board of Directors, not the PUCT, approves all rates and tariffs that the Cooperative charges its members. The Company's Board of Directors has approved the rates that the Company charges.

         The effect on the Company of deregulation in states other than Texas cannot be predicted, since the Company only operates in Texas at the present time. However, if the Company subsequently acquires electric distribution businesses outside of Texas, the effect of deregulation in the state where the business is located could have a material, and possibly adverse, impact on the Company.


FEDERAL REGULATION

         Federal legislation, such as the Public Utility Regulatory Policy Act of 1978 and, more recently, the National Energy Policy Act of 1992 and Texas legislation, such as the Public Utility Regulatory Act of 1995, as amended, have significantly altered competition in the electric utility industry. Among other things, the Public Utility Regulatory Policy Act and the National Energy Policy Act encourage wholesale competition among electric utility and non-utility power producers. The National Energy Policy Act addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. At the state level, the Public Utility Regulatory Act encourages greater wholesale competition, flexible retail pricing and requires the PUCT to report to the Texas legislature on competition in electric markets.

         The National Energy Policy Act empowers the Federal Energy Regulatory Commission to require utilities to provide transmission facilities for the delivery of wholesale power from other power producers to qualified resellers, such as municipalities, cooperatives and other utilities. The Company's transmission facilities in its West Texas division, which are in the Southwest Power Pool, are subject to regulation by the Federal Energy Regulatory Commission, and the Company's transmission facilities in its McCulloch division, which are part of the Electric Reliability Council of Texas, Inc., are subject to regulation by the PUCT. During 2002, the Company applied for, and FERC has approved, the unbundling of transmission rates to allow the full recovery of transmission costs of its West Texas Transmission system. The unbundled tariff equals the tariff in the Company's Open Access Transmission Tariff.

         The Public Utility Holding Company Act of 1935, as amended, generally has been construed to limit the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system. Among other things, the Public Utility Holding Company Act requires holding companies to seek prior approval of the Securities and Exchange Commission before acquiring other businesses or other utility assets. The Company is not a holding company for purposes of the Public Utility Holding Company Act because the Company currently operates through divisions rather than through separate subsidiaries. However, failure to structure the Company's future acquisitions so as to avoid becoming a holding company under the Public Utility Holding Company Act could impede or delay the Company's efforts to achieve its strategic and operating objectives. Consequently, the Company continues to support efforts to repeal or modify this legislation notwithstanding the fact that the Company believes this gives it a competitive advantage. See "Business-Competition And Restructuring."


COMPETITION AND RESTRUCTURING

         The Company faces strong competition in providing electric distribution services. Many of the Company's competitors, like TXU Corp, are much larger than the Company and have financial resources that are much greater than the Company's . TXU Corp, which is the largest electric utility in the State of Texas in terms of revenues and size of operating areas, is certified to operate in many of the areas in West Texas where the Company currently operates and the Company competes with it on the basis of price and service. In many cases the Company's prices are higher than TXU Corp's, but the Company believes that it has retained many of its customers despite its prices because of the quality of the services it provides.

         Legislation passed in Texas in 1999, and becoming effective in January 2002, will significantly modify the industry and potentially introduce more competition into the Texas retail market. See "Business-State And Federal Regulation." The Company's customers may be able to purchase electricity from others at prices that are less than the Company may be able to provide. The level of competition is affected by several variables, including price, the cost of energy, alternative energy sources, new technologies and governmental regulations. The Company, however would remain as the distributor of such electricity.


POWER REQUIREMENTS

         Currently, the Company purchases electric power through wholesale contracts with Southwest Public Service Company, Dynegy Power Marketing, Inc., Lower Colorado River Authority and Garland Power and Light. In 2001, Southwest Public Service, Dynegy, Lower Colorado River Authority, and Garland supplied approximately 80%,

8.5%, 10% and 1.5%, respectively, of the Company's electric power purchases. The contract with Southwest Public Service Company will expire in 2013. The contract with Lower Colorado River Authority will expire in 2016. The contracts with Dynegy and Garland will expire in May, 2002. The Company has negotiated and signed a new contract with Garland Power and Light which replaces the current Dynegy and Garland Power and Light contracts. We cannot predict what effect, if any, renegotiation of other expiring contracts may have on the Company's financial performance. However, all costs of power under the new contracts will be passed through to the retail customer.


ENVIRONMENTAL MATTERS

         The Company is subject to regulations with respect to certain environmental matters by federal and state authorities. Environmental regulations can change rapidly and are difficult to predict. Substantial expenditures may be required to comply with these regulations. The Company analyzes the costs of its obligations arising from environmental matters on an ongoing basis, and management believes it has adequate provision in its financial statements to meet such obligations. The Company is unaware of any present or potential environmental problems and believes it is in compliance with all environmental regulations


CONSTRUCTION AND CAPITAL REQUIREMENTS

         The Company has no major construction projects planned at the present time. Utility construction expenditures for the next year will consist primarily of costs to maintain the Company's transmission and distribution systems and to upgrade the information technology systems. Total gross property additions, (including construction work in progress), for the nine months ended December 31, 2001 and 2000, were $4,257,000 and $8,275,000, respectively. Our total capital expenditures estimated for the next three years for planning purposes are $4 million per year.


ELECTRIC MARKET

         The electric utility industry in the United States generates approximately $215.5 billion per year from sales. It is an industry which is undergoing many changes. Deregulation occurred in Texas beginning January 1, 2002, giving rise to significant opportunities and challenges for the Company. Many electric utility companies are significantly larger with greater resources than those of the Company. However, a significant number of electric utilities, especially electric cooperatives, are smaller in size and resources than the Company.

         Many electric utility companies, particularly small investor owned and cooperative electric utility businesses, may not have the size or expertise to meet the demands of a newly competitive marketplace. The Company expects that as competition becomes more intense and operations become more complicated, more and more small to medium sized investor owned and cooperative electric utility businesses will want to divest their electric systems for some of the same reasons that the Company's predecessor cooperative's membership voted to convert from a member owned cooperative association to a shareholder owned business corporation.

         In addition to the small to medium sized electric utility businesses that may be looking to divest their operations, Management believes many of the larger investor owned electric utilities have been cutting costs by closing service centers in smaller communities and becoming more impersonal with their customers. Management of the Company believes these electric utilities are concentrating their efforts in the large urban populations and some may be looking to divest their holdings in rural and less populated suburban areas.

         The Company's Management believes that it has the experience to consolidate these small to medium sized electric distribution businesses to meet the management challenges of successfully operating these geographically diverse businesses once they have been acquired. The basis for this belief is that the Company has successfully combined, and is currently operating, three electric distribution cooperatives. The most distant of these cooperatives is over 450 miles from the Company's corporate headquarters in Midland, Texas. The Company also currently provides management services to a municipal utility in North Texas. It also provides management services to Lamar County Electric Cooperative Association, an electric distribution cooperative in Northeast Texas. The Company has an agreement to combine Lamar. See "Business-Business Strategy."


BUSINESS STRATEGY

         The Company's strategy involves acquiring customers in various locations and regions across the United States, irrespective of whether those customers may be for its electric distribution business or in other businesses in which the Company may engage. Notwithstanding, the Company's experience to date has been in the electric distribution business and it is the Company's desire to maintain that as its primary business. Once deregulation comes to an area, however, the Company wants to be in a position to market all of its services to its customers. For example, the Company envisions being able to market electric distribution services to the customers of the petroleum distribution business in which it owns an interest, and visa versa. For this reason, the Company believes that an aggressive campaign of mergers and acquisitions will help it increase its customer base and thus put it in a position to compete effectively in a fully deregulated marketplace.

         At present, the Company's largest service area is in West Texas, where it primarily serves residential customers, ranching customers and the oil and gas industry. In the case of the oil and gas industry, the Company's revenues are not significantly affected by normal fluctuations in the price of oil and gas.. The Company's circumstances are not particularly unusual in that any electric distribution business whose service areas are generally local in scope will have revenues affected by the weather, economy and other conditions in their service areas. The Company believes that it needs to diversify so that it is not dependent on any one area in terms of economy and weather. The Company believes that its strategy of acquiring electric distribution companies in various locations and regions across the United States is the best way for it to achieve this objective.

         One aspect of the Company's business strategy is to take advantage of national legislation created by the Public Utility Holding Companies Act of 1935, as amended. See "Business-State and Federal Regulation." The Public Utility Holding Company Act has the effect of preventing many of the larger electric utilities that operate in a holding company format from going across state lines and buying portions of electric utilities that are not interconnected. The Public Utility Holding Company Act may be repealed in the future, but until that time the Company believes that it is one of the few companies that can, due to the way that the Company is structured, take advantage of this window of opportunity. The Company is not a holding company (operating instead through divisions of the same company rather than through separate subsidiaries) and thus the Company is not subject to many of the restrictions of the Public Utility Holding Company Act. As a result, the Company believes that it is ideally positioned to acquire non-contiguous electric distribution businesses across the United States. If the Public Utility Holding Company Act is eventually repealed, the Company anticipates its existing electric distribution businesses or even the entire Company could become even more valuable to a consolidator seeking geographically diversified electric utility holdings.

         The more attractive acquisition candidates to the larger electric utilities have traditionally been in areas with the most meters per mile of electric line. These are usually found in or around large cities and other metropolitan areas. The small to medium sized electric distribution businesses, on the other hand, are generally located in less-populated suburban and rural areas where there are fewer meters per mile of electric line and where the cost of service per meter is therefore greater. In the past, the larger utilities have, for the most part, viewed the areas where these small to medium sized electric distribution businesses operate as marginal because their operating areas generally do not provide the net revenues per dollar of investment that the larger utilities have come to expect. The Company therefore believes that as the electric utility industry continues to consolidate, the opportunity to acquire investor owned electric distribution businesses in less populated suburban and rural areas will remain below the economic threshold of many of the Company's larger competitors, yet still provide the Company with a significant opportunity to grow and diversify.

         The Company's business strategy is a continuation of the Cooperative's history of growing through acquisitions. The Cooperative acquired Lone Wolf Electric Cooperative, Inc., an electric cooperative headquartered in Colorado City, Texas, in 1991. All of the members of Lone Wolf became members of the Cooperative. The Lone Wolf acquisition was one of the first combinations of electric cooperatives to occur in the State of Texas.

         In October 1992, the Cooperative acquired Hunt-Collin Electric Cooperative, Inc. All the members of Hunt-Collin became members of the Cooperative. Hunt-Collin was an electric cooperative headquartered in Celeste, Texas, serving customers in Hunt, Collin and Fannin counties of Northeast Texas. The Hunt-Collin acquisition was the first non-contiguous combination of cooperatives in the State of Texas and one of the first such acquisitions in the United States.

         In October, 1998, the Cooperative entered into an agreement with the City of Farmersville, Texas, to manage and operate its municipal electric system, including the following: billing, collections, system improvements, power outages, new construction and normal maintenance.

         In September 1999, the Cooperative acquired McCulloch Electric Cooperative, Inc., an electric cooperative headquartered in Brady, Texas, with all of the members of McCulloch becoming members of the Cooperative, the Company's predecessor.

         In October 1999, the Cooperative entered into an agreement with Lamar Electric Cooperative, Inc. pursuant to which Lamar was to combine with the Cooperative. The members of Lamar subsequently approved this combination. Shortly after the combination agreement was signed, Lamar, which is a member of a generation and transmission cooperative known as Rayburn Country Electric Cooperative, Inc., ("Rayburn Country") and pursuant to the terms of a wholesale contract between Lamar and Rayburn Country, notified Rayburn Country of the combination. To impede consummation of the combination, Rayburn Country asserted that Lamar breached an agreement purportedly giving Rayburn a "first refusal right" with respect to Lamar, and that the Cooperative breached an old agreement between the Cooperative and Rayburn Country by entering into the combination agreement with Lamar. Several lawsuits have been filed in connection with the proposed combination. The Company cannot predict the outcome of the litigation of these lawsuits. In the meantime, on August 29, 2000, the

Cooperative and Lamar entered into a 5-year management service agreement. Under the terms of that agreement, Lamar's Board of Directors will continue to set policy and perform all of its fiduciary responsibilities and the Cooperative shall perform certain management services for Lamar. As compensation for its management services, the Cooperative, (now the Company), will receive $1,000 per month plus reimbursed costs and expenses. If Lamar terminates the management service agreement prior to the expiration of the original term or any extensions thereof, Lamar is required to pay a cancellation fee of $300,000 as liquidated damages.


ITEM 2. PROPERTIES

         The Company operates its electric transmission and distribution system over approximately 350 miles of electric and transmission lines and approximately 9,800 miles of primary overhead conductors and approximately 1,900 miles of underground primary conductors. The majority of the distribution system operates at 14.4 kV.

         The Company's transmission system supports its retail customers to whom the Company provides electric service through the distribution systems. The Company's principal transmission line is a 138kV line that is 305 miles in length. This transmission line is located in West Texas and serves customers in the Midland, Big Spring and Colorado City areas. A second 69 kV line that is approximately 18 miles in length serves McCulloch County.

         The Company has received bids to refinance the capital lease associated with its West Texas transmission line either by refinancing the debt or by the use of a sale and lease-back transaction. This may be a two step process whereby the Company enters into a loan to be followed by a sale and lease-back arrangement at a later date. Any such transaction would be contingent on a number of factors. The amount of the loan proceeds would be affected by the creditworthiness of the Company. The Company, through its Board of Directors, will have the right to review and assume any loan or lease transaction. The Company cannot predict whether an acceptable loan amount or a definitive agreement will be satisfactorily negotiated. If the transmission line can be refinanced, all amounts remaining from the original financing will be paid and deducted from the proceeds of the loan.

         The Company also owns a 50,000 square foot office building located at 500 West Wall Street, Midland, Texas, that is used as its general corporate headquarters. The Company occupies approximately 25% of the building. In addition to the 500 West Wall office building the company owns other real estate related to its electric distribution business.


ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various litigation matters which it inherited from its predecessor cooperative, as well as certain new pieces of litigation since its conversion from an electric cooperative to a investor owned utility. As discussed in "Notes to the Consolidated Financial Statements" included herein, none of this litigation is expected to have a material impact on the Company's financial condition, operating results or liquidity.

         As one of the final steps of the reorganization following the Company's conversion from an electric cooperative to an investor owned utility, the Cooperative filed an application with the PUCT for approval of the transfer of its certified territory to the Company. The Texas Cotton Ginner's Association, Apache Corporation, a group of customers known as the St. Lawrence Cotton Grower's Association and, at the request and urging of the St. Lawrence Cotton Grower's Association, the Office of Public Utility Counsel, a public interest organization, have intervened in the transfer process. Farm Bureau, also at the request and urging of the St. Lawrence Cotton Grower's Association has recently intervened. The matter is currently in the discovery stage and is set for trial in June. Among other things, the interveners have attacked the validity of the October 20, 1998, membership vote which adopted the Conversion Plan to convert the cooperative to a stock company. It is difficult to determine when the case may be resolved and the Certificate of Convenience and Necessity transferred. While the Company believe it will prevail on the transfer application, these interventions may nevertheless delay approval of the transfer of the certified territory and increase the costs associated with the transfer.

         In October 1999, the Cooperative entered into an agreement with Lamar pursuant to which Lamar was to combine with the Cooperative. Shortly after the combination agreement was signed, Lamar, which is a member of a generation and transmission cooperative known as Rayburn Country and pursuant to the terms of a wholesale contract between Lamar and Rayburn Country, notified Rayburn of the combination. Rayburn asserted that Lamar breached an agreement purportedly giving Rayburn a "first refusal right" with respect to Lamar, and that the Cooperative breached an old agreement between the Cooperative and Rayburn Country by entering into the combination agreement with Lamar. Several lawsuits have been filed in connection with the proposed combination; the Company cannot predict the outcome of the litigation of these lawsuits.

         Recently, the Cooperative received a demand letter from an attorney claiming to represent members or shareholders of the Cooperative. Such letter purports to be a derivative action demand under Article 5.14 section C of the Texas Business Corporation Act. The letter generally asserts wrongdoing by the Board and management because the vote at the October 20, 1998, membership meeting at which the conversion plan was adopted was not a valid vote. Management is currently evaluating the demand. The Cooperative believes the claims outlined in the letter have no merit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the American Stock Exchange. The Company's common stock was initially issued on February 8, 2002, and began trading on the American Stock Exchange on March 14, 2002. The Company has not declared or paid dividends on its common stock to date. As of February 8, 2002,
there were 26,634        Record holders of the Company's stock. The high and low
sales for the Company's common stock for composite transactions since listing on the exchange on February 8, 2002, has been $9.11/shares to $10.35/shares with a cumulative volume of 16,000 shares traded through March 28, 2002.

         Holders of the Company's common stock are entitled to dividends if, as and when declared by the Board of Directors out of funds legally available therefore, subject to prior rights of holders of any outstanding cumulative preferred stock. The Company's loan documents with NRUCFC place certain restrictions on the payment by the Company of dividends. The Company does not anticipate paying dividends in the foreseeable future. At the present time, the Company has not issued outstanding preferred stock.


ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial statement information for the nine month periods ended December 31, 2001 and 2000, and for each of the years in the four year period ended March 31, 2001. The Consolidated Statements of Operations, Balance Sheet and Cash Flows Data for the nine months ended December 31, 2001 and 2000, and as of the end of each of the years in the four-year period ended March 31, 2001, are derived from the Consolidated Financial Statements of the Company. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein.

                                                NINE MONTHS ENDED
                                                   DECEMBER 31,                             YEARS ENDED MARCH 31,
                                              ---------------------        -----------------------------------------------------
     (IN THOUSANDS)                             2001         2000            2001           2000(1)          1999         1998
                                              --------     --------        --------        --------        --------     --------
                                                          (UNAUDITED)

Operating revenues                             $53,122      $52,100         $72,465         $56,391         $54,803      $59,096
Operating expenses                              51,146       58,004         (79,976)        (59,705)        (56,088)     (61,643)
                                              --------     --------        --------        --------        --------     --------

  Operating income (loss)                        1,976       (5,904)         (7,511)         (3,314)         (1,285)      (2,547)
Nonoperating income (loss)                       2,454        1,019           2,361          (2,425)          1,672       (1,644)
                                              --------     --------        --------        --------        --------     --------

Income (loss) before extraordinary item          4,430       (4,885)         (5,150)         (5,739)            387       (4,191)
Extraordinary item--
  Gain on early extinguishment of debt              --          969 (2)         969 (2)          --              --           --

                                              --------     --------        --------        --------        --------     --------
Net income (loss)                               $4,430      ($3,916)        ($4,181)        ($5,739)           $387      ($4,191)
                                              ========     ========        ========        ========        ========     ========

PRO FORMA EARNINGS PER SHARE
SHARE (UNAUDITED):
  Pro forma shares outstanding                   1,302                        1,302
                                              ========                     ========
  Income (loss) from continuing operations       $3.40                       ($3.95)
  Extraordinary item                                --                         0.74 (2)

                                              --------                     --------
    Net income (loss)                            $3.40                       ($3.21)
                                              ========                     ========


CONSOLIDATED BALANCE SHEET DATA:
  Utility plant, net                          $164,547     $170,111        $168,920        $169,537        $155,567     $153,921
  Total assets                                 214,459      218,382         221,195         200,881         181,983      181,455
  Equity and margins                             7,672        6,012           5,675          12,659          19,245       18,899
  Long-term debt, net                          181,732      184,688         188,627         140,333         125,625      126,241
  Working capital (deficit)                     (7,678)     (16,182)         (9,520)        (38,290)        (28,344)     (27,933)
CONSOLIDATED CASH FLOWS:
  Net cash provided (used) by:
    Operating activities                        11,257        5,732           7,022           7,200           8,674        6,332
    Investing activities                        (2,233)     (23,867)        (23,414)        (14,124)        (10,004)     (11,795)
    Financing activities                        (9,262)      17,423          20,597           7,065           1,382        4,922

-----------
(1) As discussed in Note 4 to the consolidated financial statements included herein, the Cooperative acquired McCulloch Electric Cooperative, Inc. ("McCulloch") effective August 31, 1999. McCulloch's operations subsequent to the acquisitions are included in the consolidated statement of operations.
(2) As discussed in Note 12 to the consolidated financial statements included herein, substantially all of the McCulloch long-term debt was refinanced resulting in a extraordinary gain on early extinguishment of debt of $969,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Cooperative's financial condition and results of operations for the nine months ended December 31, 2001 and 2000, and the year ended March 31, 2001 and 2000, should be read in conjunction with the Cooperative's audited consolidated financial statements and related notes to financial statements included elsewhere in this document.

         The Board of Directors adopted a resolution changing the date of the Cooperative's and the Company's fiscal year end from March 31, to December 31, effective for the year ended December 31, 2001.


OVERVIEW

         Cap Rock Energy Corporation and its subsidiaries (the "Company") is an electric distribution company operating in various non-contiguous areas in the State of Texas. The Company provides service to over 34,000 meters in 31 counties in Texas. This includes 24,000 meters in 17 counties in the Midland-Odessa area of West Texas (the "West Texas Division"), 6,000 meters in the Central Texas area around Brady, Texas, and over 4,000 meters in Northeast Texas in Hunt, Collin and Fannin Counties. The Company provides management services to the Farmersville Municipal Electric System which services over 1,400 meters in Farmersville, Texas, and to Lamar Electric Cooperative ("Lamar") an electric cooperative with approximately 10,400 meters headquartered in Paris,

         The Company purchases power for resale to its retail customers from wholesale suppliers and distributes that power to its customers over transmission lines covering over 320 miles and over 11,000 miles of distribution lines. The Company has not and does not plan to engage in the generation of electricity. The Company's primary focus is on distribution of electricity to its customers. The Company purchases all electric power pursuant to wholesale electric power contracts with Southwest Public Service Company, Dynegy Power Marketing, Inc., Lower Colorado River Authority and Garland Power and Light. Generally, the wholesale electric power supply contracts are based on fixed charges for kWh usage, transportation and auxiliary services and a variable charge for fuel based on kWh usage. The Company's purchased power costs fluctuate primarily with the price of natural gas. However, all costs associated with purchased power are passed through to the retail customer.


CRITICAL ACCOUNTING POLICIES

         The Company's most significant accounting policies are described in
Note 1 to the consolidated financial statements. The Company's most critical accounting policy involves rate regulation. The Company is subject to the provisions of Financial Accounting Standards Board ("FASB") Statement No. 71, Accounting for the Effects of certain Types of Regulation.

In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000

NET INCOME (LOSS)

         For the nine months ended December 31, 2001, net income was $4,430,000 as compared to net loss of $3,916,000 for the nine months ended December 31, 2000, an increase in net income of $8,346,000. The majority of the increase is due to:

         o        increase in revenues from electric sales of $1,674,000;
         o        decrease in the cost of purchased power by $4,185,000; and
         o        one time write offs of investments in 2000 for $3,878,000

OPERATING REVENUES

         Operating revenues for the nine months ended December 31, 2001, were $53,122,000 compared to $52,100,000 for the same period in 2000. The increase is attributable to rate increases for electric kWh sales and income recognition of $1.7 million associated with the recovery of power cost. The increases were partially offset by a 3% decrease in kWh sales to residential and commercial customers due to a milder summer.

OPERATING EXPENSES

         Operating expenses for 2001 and 2000, were $51,146,000 and $58,004,000, respectively, a decrease of $6,858,000, (11.8%) for the following reasons:

         Purchased power costs decreased by $4,185,000 (12.9%) between the nine month periods, from $32,379,000 in 2000, to $28,194,000 in 2001. The decrease is due to lower natural gas prices for power generation, which is passed through from our purchase power providers.

         Operations and Maintenance expense increased $344,000 (19%) between the two periods because of increased maintenance activities due to of the effects of the weather (lightning in the late spring). Additionally, a preventive maintenance program was initiated in the spring of 2001.

         Administrative and general expenses for the nine month period ended December 31, 2001, increased by $767,000 a 30% increase, over the comparable period in 2000. This was due to the Cooperative's use of consultants for short-term projects, internal costs associated with the conversion process and the fulfillment of staffing needs relating to deregulation of electric utilities and filing requirements with the SEC and increased legal expenses.

         The Company wrote off two investments during the year 2000. $2,815,000 was related to the Citizens transaction and $1,063,000 was written off for the investment in MDC. See Notes 5 and 6 to "Notes to Consolidated Financial Statements." No write offs were recognized the nine months ended December 31, 2001.

OPERATING MARGIN (LOSS)

         The nine months ended December 31, 2001, reflected an operating margin of $1,976,000, as compared to the same nine month period in 2000, which had an operating loss of $5,904,000. This resulted in an increase in operating income of $7,880,000. The increase was primarily attributable to the increase in sales and the decrease in operating expenses discussed above.

 NONOPERATING MARGINS

         Nonoperating margins for the nine months ended December 31, 2001, were $2,454,000 compared to $1,019,000 for the nine months ended December 31, 2000. The increase was primarily attributable to:

         o A $385,000 increase in dividends from associated organizations; and
         o        $962,000 increase in interest income

            Interest income, generated by a new note receivable, accounted for a large part of the increase. Other miscellaneous services provided to customers also contributed.

EXTRAORDINARY ITEMS

         As discussed in Note 12 to the consolidated financial statements, the Cooperative paid off certain long-term debt during 2000, resulting in an extraordinary gain of $969,000 on early extinguishment of debt.


YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

NET INCOME (LOSS)

         For the year ended March 31, 2001 ("2001"), the net loss was $4,181,000 compared to a net loss of $5,739,000 for the year ended March 31, 2000 ("2000"), a loss reduction of $1,558,000. The reduction was primarily attributable to:

         o $3,344,000 write-off of an investment in XPLOR reported for 2000;
         o        $969,000 extraordinary gain on extinguishment of debt;
         o        $1,184,000 increase in interest income; offset by
         o        $2,815,000 writeoff of investment in the Citizen's assets;
         o        $1,063,000 writeoff of investment in MDC assets; and
         o        $3,900,000 increase in interest expense

OPERATING REVENUES

         Operating revenues for 2001 were $72,465,000 compared to $56,391,000 for 2000, an increase of $16,074,000 (28.5%), which was primarily attributable to the increased electric revenues. Electric revenue for 2001 was $70,742,000 compared to $54,413,000 for 2000, an increase of $16,329,000 (30.0%). McCulloch
Electric Cooperative, Inc. ("McCulloch"), which was consolidated with the Cooperative on September 1, 1999, reported operating revenues for 2001 and the seven months ended March 31, 2000, of $6,998,000 and $3,150,000, respectively, and electric revenue of $6,971,000 and $3,095,000, respectively.

         Average revenue/kWh sold for 2001 and 2000, was 9.87 cents and 8.17 cents, respectively, a 1.70 cent (20.8%) increase. The per-unit revenue increase was primarily attributable to higher power costs, which are billed to the customers in the form of higher fuel costs adjustments, and, to a lesser extent, a 12% revenue rate increase during the last six months of 2001.

         Other revenues from various electric services and fees for 2001 and 2000 were $1,237,000 and $1,533,000, respectively, a decrease of $296,000
(19.3%). The decrease was primarily attributable to a $427,000 decrease in electrical services revenue offset by a $142,000 increase in revenue from customer late-payment fees.

OPERATING EXPENSES

         Operating expenses for 2001 and 2000 were $79,976,000 and $59,705,000, respectively, an increase of $20,271,000 (34.0%). McCulloch's operating expenses for 2001 and the seven months ended March 31, 2000, were $6,482,000 and $3,112,000, respectively.

         Purchased power for 2001 increased by $11,988,000 (36.4%) to $44,967,000 compared to $32,979,000 reported for 2000. McCulloch's purchased power cost for 2001 and the seven months ended March 31, 2000, were $4,473,000 and $1,737,000, respectively.

         Average cost/kWh sold for 2001 and 2000 was approximately 5.59 cents and 4.73 cents, respectively, a .86 cent (18.2%) increase. The increase is primarily attributable to higher purchased power costs caused by higher natural gas prices used in the generation of electric power.

         Electric operating margins (electric revenue less purchased power cost) for 2001 were $25,775,000 compared to $21,434,000 for 2000, an increase of $4,341,000 (20.3%), of which $1,140,000 was related to McCulloch. Average margin/kWh sold for 2001 and 2000 was 2.49 cents and 2.36 cents, respectively, a ..13 cent (5.5%) increase. This increase in per-unit margin was due primarily to a 12% increase in the Cooperative's revenue rates during the last six months of 2001 offset by higher purchased power cost.

         Operating and maintenance expenses for 2001 increased $878,000 (14.4%) to $6,961,000 from $6,083,000 reported for 2000. McCulloch's operating and maintenance expenses for 2001 and the seven months ended March 31, 2000 were $596,000 and $368,000, respectively. The remaining increase was due to increased salaries and compensation expenses and higher maintenance expenses.

         Administrative and general expenses for 2001 and 2000 were $4,180,000 and $4,925,000, respectively, a $745,000 (15.1%) decrease. McCulloch's administrative and general expenses for 2001 and the seven months ended March 31, 2000, were $513,000 and $430,000, respectively. Included in administrative and general expenses for 2000 was $513,000 for Achievement Based Compensation Contracts, as discussed in Note 22 to the consolidated financial statements.

         Depreciation and amortization expense for 2001 increased $832,000 (15.6%) to $6,171,000 compared to $5,339,000 for 2000. McCulloch's depreciation and amortization expense for 2001 and the seven months ended March 31, 2000, were $619,000 and $346,000, respectively. The remaining increase is due to depreciation on utility plant additions.

         Interest expense for 2001 was $11,832,000 compared to $7,932,000 for 2000, an increase of $3,900,000 (49.2%), including $1,023,000 related to a bank note payable that was incurred for the benefit of United Fuel, see Note 14 to the consolidated financial statements. The increase was due to additional borrowings and higher interest rates. As of March 31, 2001 and 2000, the Cooperative's total long-term debt, including current maturities, was $128,778,000 and $117,029,000, respectively, with variable interest rates at 7.80% and 7.35% respectively, and fixed rates at 5.62% and 5.99%, respectively. As of March 31, 2001 and 2000, the Cooperative's short-term line of credit was $27,960,000 and $26,179,000, respectively, with interest rates at 8.05% and 7.55% respectively.

         Other operating expenses for 2001 decreased $527,000 (47.6%) to $579,000 from $1,106,000 for 2000. The decrease was due primarily to a $536,000 decrease in the cost to provide various electric services.

         As discussed in Note 5 to the consolidated financial statements, on March 7, 2001, the Cooperative and Citizens agreed to terminate their Purchase and Sale Agreements and return the Cooperative's $11,450,000 undrawn irrevocable letters of credit. The agreement to terminate the Purchase and Sale agreement was due in large part to the inability of the Cooperative to obtain financing on acceptable terms and conditions. Accordingly, for the year ended March 31, 2001, the Cooperative wrote off $2,815,000 of deferred acquisitions costs related to the terminated Citizens acquisition, including terminations costs of $1,100,000. The termination fee settled all contingencies associated with the failure to complete the transactions, including any potential obligations associated with the letters of credit.

         As discussed in Note 6 to the consolidated financial statements, during the year ended March 31, 2001, management of the Cooperative terminated efforts to secure financing for the MDC acquisition and also terminated efforts to purchase MDC. Accordingly, for the year ended March 31, 2001, the Cooperative wrote off $1,063,000 of deferred acquisition costs related to the terminated MDC acquisition.


OPERATING MARGIN (LOSS)

         Operating loss for 2001 increased by $4,197,000 to a loss of $7,511,000, as compared to a loss of $3,314,000 for 2000. The increase was primarily attributable to:

         o        $2,815,000 write off of investment in the Citizens assets;
         o        $1,063,000 write off of investment in MDC assets;
         o        $3,900,000 increase in interest expense; offset by
         o        $4,341,000 increase in electric margins

OTHER NONOPERATING TRANSACTIONS AND EXTRAORDINARY ITEM

         Nonoperating margins for 2001 were $2,361,000 as compared to a loss of $2,425,000 for 2000, a change of $4,786,000. The increase was primarily attributable to:

         o        $3,344,000 write off of an investment in XPLOR for 2000;
         o $131,000 increase in patronage capital from associated organizations; and
         o $1,184,000 increase in interest income, primarily due to interest earned on the notes receivable from United Fuel

         As discussed in Note 12 to the consolidated financial statements, the Cooperative paid off certain long-term debt resulting in an extraordinary gain of $969,000 on early extinguishment of debt.

         As discussed in Note 7 to the consolidated financial statements, the Cooperative owned a common stock investment in XPLOR, a privately held company, that merged with another privately held entity on August 19, 1999. According to the terms and conditions of the merger, XPLOR's common stock investment was effectively canceled. As a result of the common stock cancellation, the Cooperative wrote off the balance of its $3,344,000 investment in XPLOR. Prior to the write off, in 1997 the Cooperative recorded a $2,378,000 equity loss in the investment.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Cooperative had:

         o        Cash and cash equivalents of $5,498,000
         o        A working capital deficit of $7,678,000
         o Long-term indebtedness of $181,732,000, net of current portion.

         The Company's primary sources of liquidity are cash flows from operations. All available borrowing capacity under the NRUCFC have been utilized by the Cooperative. These borrowings are secured by substantially all of the Company's distribution assets. The existing long-term debt consists of a series of loans from NRUCFC that impose various restrictive covenants, including the loan provisions that prohibit the incurrence or guaranty of other secured indebtedness and requires the maintenance of a 1.35 debt service coverage ratio, as defined in the NRUCFC Loan Agreements. In addition, the Cooperative may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its members if the ratio of equity to total assets is less than 20%. In conjunction with the Conversion Plan, the Company made cash distributions and issued electric credits to its members that were in violation of loan agreements. However, in March 2001, and reaffirmed in March 2002, NRUCFC issued a letter to the Cooperative that, among other things: waived the 20% equity to total assets ratio default that had occurred as a result of certain Conversion Plan distributions consented to additional Conversion Plan distributions as specified in the Cooperative's Proxy Statement; granted the waivers and consents only as it applies to Conversion Plan distributions; notified the Cooperative that its $28 million Secured Revolving Line of Credit Agreement would be automatically renewed on June 24, 2002; notified the Cooperative that all existing NRUCFC indebtedness may remain in place with NRUCFC after the conversion from a cooperative to a business corporation; and notified the Cooperative that NRUCFC will not make any additional loans above its existing commitments.

         The Cooperative has received proposals to refinance the capital lease associated with the West Texas transmission system either through a new debt arrangement or through a sale/leaseback arrangement. The refinancing would be subject to several conditions, including:

         o Approval of the transaction by the Cooperative's Board of Directors and appropriate individuals of the lender or lessor;
         o Selection of a lender or lessor and completion of its due diligence;
         o Execution by the parties of a definitive agreement and all other necessary agreements; and
         o Approval of regulatory agencies having jurisdiction over the transmission system, if any is required.

         At the closing, all amounts remaining unpaid with respect to the Cooperative's capital lease will be deducted from the proceeds of the proposed transaction. See "Item 2, Properties."

         Management of the Company expects to use the remaining net proceeds from the refinancing of the transmission system to satisfy its common stock purchase commitments, general working capital purposes and planned capital expenditures.

         As a result of the common stock purchase commitment, the maximum stock purchase of $13,023,550 was classified from equities and margins to temporary equity in the post-conversion consolidated balance sheet in February 2002.

         As outlined in the Conversion Plan, any member who chooses to rescind their previous election to receive shares of common stock will receive payment of its equity account by the Cooperative either through electric bill credits or a lump sum cash payment. On August 1, 2001, the Cooperative made such a rescission offer to eligible owners who had elected to receive 326,395 shares of the Company's common stock pursuant to the conversion plan. As a result of that offer, a total of 1,826 potential shareholders (representing 269,650 shares of stock) elected to accept the rescission offer. Discounted cash payments of $1,118,000 were made on or before December 31, 2001, to those current and former members electing to receive such. Equity redemption credits of $909,000 will be applied to current members electric bills over a twenty-four month period beginning with October 2001 usage billed to customers in November 2001. Any remaining temporary equity after the rescission offer and common stock purchase commitment expire will be reclassified into the Company's additional paid-in capital account.

         The effect of the common stock purchase commitment is unknown because it is based on the number of eligible shareholders who accept the offer. If all eligible shareholders accept the purchase offer, the entire temporary equity account would be reclassified to accrued liabilities and paid as cash is available. If none of the eligible shareholders accept the Company's offer, the entire temporary equity account would be classified to additional paid in capital. If half of the eligible shareholders accept the Company's purchase offer, half of the temporary account, $6,512,000, would be reclassified from temporary equity to additional paid in capital. The remaining half, $6,512,000, would be reclassified to accrued liabilities and paid as cash is available. If all and/or half of the shareholders accept the Company's purchase commitment, it could have a negative impact on the Company's liquidity.

         The Company has taken actions to manage cash flows for 2002. These actions have included:

-- increased base rates approximately 15% in fiscal year 2001;
-- more closely manage capital expenditures;
-- evaluate proposals to refinance existing debt including the transmission system capital lease; and
-- issuing additional common stock

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following summarizes the Company's significant obligations and commitments to make future contractual payments as of December 31, 2001. The Company has guaranteed the debt of other parties as discussed in Notes 8 and 10 to the consolidated financial statements.

        Borrowings under the Cooperative mortgage notes were $126,458,000 at December 31, 2001. Annual maturities of the mortgage notes as of December 31, 2001, are as follows:

                             (In Thousands)
                        2002            $  3,044
                        2003               3,152
                        2004               3,283
                        2005               6,863
                        2006               3,108
                  Thereafter             107,008
                                        --------
                                         126,458

For additional information, see Note 12 to consolidated financial statements.

        Borrowings under the Cooperatives secured revolving line of credit agreement with NRUCFU were $28,000,000 at December 31, 2001. The line of credit is renewable annually and has been extended by NRUCFC to June 24, 2003. For additional information concerning the line of credit, see Note 15 to the consolidated financial statements.

        Required principal payments for the capital lease obligation associated with the transmission system as of December 31, 2001, were $22,679,000, with $17,632,000 due in 2003. The Cooperative has received proposals to either refinance the debt associated with the transmission system or sell the transmission system through a sale/lease-back agreement. For additional information concerning the capital lease, see Note 13 to the consolidated financial statements.

        Required principal payments for the note payable and other capital leases as of December 31, 2001, were $13,726,000, of which $1,040,000 is due in 2002 with the remaining balance of $12,686,000 due in 2003. For additional information concerning note payable and other capital leases, see
Note 14 to the consolidated financial statements.

        For information concerning commitments and contingencies, see Note 24 to consolidated financial statements.

CASH FLOW DATA

         During the nine months ended December 31, 2001, cash provided from operations was $11,257,000. This represents an increase of $5,525,000 over the corresponding period in 2000. Significant items accounting for the increase include:

         o an increase in net income of $8,346,000 as explained in the section "Results of Operations;"
         o        increase due to write off of investments in 2000
         o offset by an increase in the change of the purchase power cost subject to refund of $5,216,000

         During the nine months ended December 31, 2001, cash out flows attributable to investing activities was $2,233,000 as compared with $23,867,000 in 2000. The decrease in cash flow, $21,634,000, is attributable to:

         o a reduction in capital investments in plant additions of $4,018,000;
         o        reduction in nonutility assets of $849,000;
         o        note receivables issued of $14,667,000 in 2000, and
         o offset by payments received on a note receivable in the amount of $2,100,000

         During the nine months ended December 31, 2001, cash used in financing activities was $9,262,000 as compared to $17,423,000 provided by financing activities during the corresponding period in 2000. This decrease of $26,685,000 was primarily due to:

         o        proceeds from issuance of mortgage notes of $14,917,000 in
                  2000;
         o        issuance of note payable in 2000 of $15,000,000
         o        lower NRUCFC loan payments of $5,269,000 in 2001 as compared to 2000
         o        rescission offer discounted cash payments of $1,118,000 in
                  2001


RECENT ACCOUNTING PRONOUCEMENTS

During 2001, the Financial Accounting Standards Board ("FASB") issued the following statements of Financial Accounting Standards (SFAS):

         o In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires, among other things, all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed and the remaining amortization periods adjusted accordingly. Management has evaluated the impact of adopting SFAS 142 on the consolidated financial statements and, because the amount of goodwill and other intangible assets in our financial statements is minimal, does not expect the impact from the adoption of SFAS 142 to be significant.

         o In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact that SFAS No. 143 will have on its financial position or results of operations.

         o In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, this statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business , and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact that SFAS No. 144 will have on its financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

         All purchases of electricity are pursuant to long-term wholesale electric power contracts based on a fixed price for kWh usage, transportation and auxiliary services and a variable charge for fuel based on kWh usage. All of the costs associated with the purchase of electricity are billed to our customers based on actual costs or purchases of purchased power. As a result, the Cooperative is not subject to market risk associated with purchased power.

         In the first quarter of 2001, the Cooperative entered into two derivative transactions to fix a portion of the natural gas component of the related power costs over the next twelve months to minimize the fluctuations in their customer's power bills. These transactions fixed the price on approximately 35,000 to 260,000 MMBtus of natural gas at fixed prices ranging from $3.79 to $5.31 an MMBtu. All payments made or received in connection with these transactions will be collected or rebated to the customers through the power cost recovery component of the customer's power bills. The fair market value of the aforementioned transactions at December 31, 2001, is a liability of $898,000, which is included in Other Current Liabilities. A corresponding regulatory asset is included in other Current assets, as all the amounts paid or received will be passed through to the Company's customers through the purchased power recovery accounts. We use these transactions to hedge price risk for our customers.

CREDIT RISK

         The Company resells electricity to many customers, none of which exceeds 10% of operating revenues of the Company.

         In connection with an investment in United Fuel and Energy Corporation, the Company made loans to United Fuel totaling $15 million with a current balance of $13.7 million.

INTEREST RATE RISK

         We are subject to market risk associated with interest rates on our NRUCFC long-term indebtedness. At December 31, 2001, the interest rates on our long-term NRUCFC debt are comprised of a weighted average fixed rate of 5.79% and a variable rate of approximately 3.95%. The fixed rate debt is subject to repricing within a four-year period at our option.

         The variable rate debt is based on NRUCFC's prime rate plus 1%. A 1% increase in interest rates results in an approximate $1,260,000 increase in interest expense. Currently, we have not employed any interest rate management strategies, such as interest rate swap agreements.


COMPANY PURCHASE COMMITMENT

         As to the shares of the Company's common stock distributed to Eligible Interest Owners under the Conversion Plan and that are held by those persons until the first anniversary of the distribution of those shares, the Company will purchase all of those shares offered to it at $10 per share during the period commencing on February 8, 2003, and ending 60 days thereafter. If the Company is unable to purchase all of the shares offered to it because it does not have sufficient cash available or it is unable to finance the purchase of all of the shares offered to it at the full purchase price of $10.00 per share, shareholders may be delayed in receiving the full purchase price until sufficient funds are available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements are set forth on pages F-1 through F-42 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The following, table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2001:


       NAME                                 AGE                           POSITION

       David W. Pruitt                      55            Co-Chairman of the Board, President and Chief
                                                          Executive Officer

       Ulen A. North. Jr.                   56            Executive Vice President

       Lee D. Atkins                        58            Senior Vice President and Chief Financial Officer

       Sammy C. Prough                      51            Vice President and Chief Operating Officer

       Ronald W. Lyon                       46            Vice President and General Counsel

       Michael D. Schaffner                 54            Director, Secretary and Treasurer

       Russell E. Jones                     56            Co-Chairman of the Board

       Sammie D. Buchanan (1) (2)           58            Director

       Jerry R. Hoelscher (1) (2)           52            Director

       Floyd L. Ritchey (2)                 63            Director

       Newell W. Tate (1)                   72            Director

       (1) Audit Committee
       (2) Compensation Committee

         Set forth below is a description of the backgrounds of the executive officers and directors of the Company

o DAVID W. PRUITT has served as the President and Chief Executive Officer of the Cooperative since August 1987. Mr. Pruitt has also served in the same positions with the Company since its inception. He has served as a director of the Company since its inception and was elected as a Co-Chairman of the Board in February 2001.

o ULEN A. NORTH JR. has been with the Cooperative in various positions since March 1969, and has served as Executive Vice President of the Cooperative since December 1996. Mr. North has served as Executive Vice President of the Company since its inception.

o LEE D. ATKINS has served as Senior Vice President and Chief Financial Officer of the Company since September 2001. He served as Executive Vice President/Chief Financial Officer of RedMeteor.com, Inc. from August 2000 until September 2001, as Vice President/CFO of CSW Energy from February 1992 until August 2000, and as Director of Finance for Calpine Corporation from November 1984 until February 1992.

o SAMMY C. PROUGH has been with the Cooperative in various positions since April 1974, including Systems Manager from October 1996 to June 1999 and Vice President and Chief Operating Officer since June 1999. Mr. Prough has served as Vice President and Chief Operating Officer of the Company since its inception.

o RONALD W. LYON has served as Vice President and General Counsel of the Company since October 2001. Mr. Lyon, who has been engaged in the private practice of law for more than the past five years, has served as full-time general counsel to the Cooperative since 1993 and to the Company since its inception.

o MICHAEL D. SCHAFFNER has served as Secretary and Treasurer of the Company since August 2001. He has also served as a director of the Cooperative from October 1999 to present, and prior to that he served as a director of McCulloch Electric Cooperative, Inc., a cooperative that consolidated into the Cooperative. Mr. Schaffner has been a director of the Company since its inception. Mr. Schaffner is engaged in public accounting in Brady, Texas, and has owned his own accounting firm for more than the past five years. Mr. Schaffner's term expires in 2002.

o RUSSELL E. "RUSTY" JONES has been a member of the Board of Directors of the Cooperative since September 1979 and currently serves as Chairman of the Board of the Cooperative. Mr. Jones has been a director of the Company since its inception and currently serves as Co-Chairman of the Board of the Company. Mr. Jones has been a farmer and rancher for his entire business career, including owning and operating his own agricultural businesses for more than the past five years. Mr. Jones' term expires in 2004.

o SAMMIE D. BUCHANAN has served as a director of the Cooperative from September 1975 to present. Mr. Buchanan has been a director of the Company since its inception. Mr. Buchanan has been a farmer and rancher for his entire business career, including owning and operating his own agricultural businesses for more than the past five years. Mr. Buchanan's term expires in 2003.

o JERRY R. HOELSCHER has served as a director of the Cooperative from February 1995 to present. Mr. Hoelscher has been a director of the Company since its inception. Mr. Hoelscher has been a farmer and rancher for his entire business career, including owning and operating his own agricultural businesses for more than the past five years. Mr. Hoelscher's term expires in 2003.

o FLOYD L. RITCHEY has served as a director of the Cooperative from February 1998 to present, and prior to that he served as a director of Lone Wolf Electric Cooperative, Inc., a cooperative that consolidated into the

         Cooperative. Mr. Ritchey has been a director of the Company since its inception. Mr. Ritchey has been a farmer and rancher for his entire business career, including owning and operating his own agricultural businesses for more than the past five years. Mr. Ritchey's term expires in 2003.

o NEWELL W. TATE has served as a director of the Cooperative from September 1986 to present. Mr. Tate has been a director of the Company since its inception. Mr. Tate has been a farmer for his entire business career, including owning and operating his own agricultural businesses for more than the past five years. Mr. Tate's term expires in 2002.

         There are three classes of directors, as nearly equal as possible, with each class of directors being elected for three year terms. Thus, the nominees for election to the class of directors whose terms are expiring at an annual meeting of shareholders will be elected for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. If the total number of directors is increased or decreased, however, the Board may adjust the number of directors in one or more classes, and that adjustment may result in a director being elected or reelected to a term shorter than three years. If any director is appointed by the Board between annual meetings to succeed a director who has resigned, died or been removed, the shareholders at the next annual meeting of shareholders following the appointment will vote to elect a director to complete the unexpired term or to serve a full three year term if the unexpired term ends at that annual meeting. Each director serves until his successor is duly elected and qualified, or until his death or removal in the manner provided in the Bylaws of the Company.

         Except for Mr. Schaffner and Mr. Jones, who are not employees of the Company, all of the executive officers of the Company have employment contracts with the Company. See "Executive Officer Employment Contracts." Executive officers of the Company are elected by and serve at the pleasure of the Board of Directors.

COMPOSITION OF BOARD AND COMMITTEES

         The business of the Company is governed by its Board of Directors. The Company has established the following standing committees:

         Compensation Committee: The Compensation Committee of the Company is comprised of members of the Board of Directors. No member of the Compensation Committee may be an officer of the Company. The Compensation Committee makes recommendations to the Board of Directors regarding salaries and any supplemental employee compensation of the executive officers and acts upon management's recommendations for salary and supplemental employee compensation for all other employees. The Compensation Committee also acts upon management's recommendations that require director action with respect to all employee pension and welfare benefit plans.

         Audit Committee: The Audit Committee of the Company is comprised of independent members of the Board of Directors. No member of the Audit Committee may be an officer of the Company. The Audit Committee recommends to the Board of Directors the firm of independent certified public accountants to annually audit the books and records of the Company. The Audit Committee reviews and reports on the activities of the independent certified public accountants to the Board of Directors and reviews and advises the Board of Directors as to the adequacy of our system of internal accounting controls.


ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors of the Company receive reimbursement for actual out-of-pocket expenses for attending meetings of the Board of Directors. In addition, Directors participate in our Director Compensation Plan and under our Achievement Based Compensation Contract-Merger or Acquisition with Other Electric Utilities. See "Directors and Employee Benefit Plans".


COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The following table describes the compensation paid to our President and Chief Executive Officer and each of the other executive officers with total compensation in excess of $100,000 for services rendered during the nine months ended December 31, 2001, and the years ended March 31, 2000 and 2001. Other compensation includes company paid benefit plan contributions, major medical and life insurance.

                                                                                                              OTHER
  NAME AND POSITION                          YEAR                           SALARY       BONUS            COMPENSATION
  -----------------                          ----                           ------       -----            ------------

  DAVID W. PRUITT                 Nine Months Ended December 31, 2001       $138,509   $119,385             $  80,890
     Co-Chairman of the Board,    Twelve Months Ended March 31, 2001         177,794    117,454     (1)       142,555
      President and               Twelve Months Ended March 31, 2000         165,481    230,170    (1)(2)     139,025
      Chief Executive Officer

  ULEN A. NORTH, JR.              Nine Months Ended December 31, 2001         71,435     20,640                18,889
     Executive Vice President     Twelve Months Ended March 31, 2001         103,539     35,344     (1)        87,368
                                  Twelve Months Ended March 31, 2000          99,256    155,026    (1)(2)      83,761

  SAMMY C. PROUGH                 Nine Months Ended December 31, 2001         56,131     52,601                14,836
     Vice President and           Twelve Months Ended March 31, 2001          82,416     21,445     (2)        17,945
     Chief Operating Officer      Twelve Months Ended March 31, 2000          75,264     75,731                15,138


  (1) Includes bonuses paid under ABC-SPS Contract.
  (2) Includes bonuses paid under ABC-Merger Contract.

EXECUTIVE OFFICER EMPLOYMENT CONTRACTS

         The following executive officers of the Company have employment contracts with the Cooperative which have been assumed by the Company as part of the conversion. The material terms of those contracts are as follow:

         DAVID W. PRUITT'S contract commenced in August 1992 and is for an initial term of 10 years. Unless a written notice to terminate the contract at the end of the initial term is given at least 360 days prior to the eighth anniversary of the initial term, the contract term is automatically extended for a three-year term from the eighth anniversary date. Thereafter, unless a written notice to terminate the contract is given 90 days prior to any subsequent anniversary date, the contract automatically extends for an additional three-year term. The contract can be terminated earlier for good cause, as defined in the contract, and this includes dishonesty and neglect by Mr. Pruitt of his job duties. There is also a provision in Mr. Pruitt's contract that he will be paid for the remainder of the term of his contract if his job responsibility and authority are limited, changed or eliminated or if he is required to move from the Midland, Texas, area. No termination notices have been provided, and Mr. Pruitt's contract has been extended to August 2003 and it is anticipated that it will be further extended to August 2004. If there is a change in control and the contract terminates, Mr. Pruitt will receive an amount equal to six times the sum of his annual Base Salary and the greater of the highest bonus awarded to him in a prior year or 50% of his annual Base Salary.

         ULEN A. NORTH, JR.'S contract commenced in July 1992 and is for an initial term of two years. Unless a written notice to terminate is given prior to an anniversary date of the contract, it automatically renews for a two-year term. The contract can be terminated earlier if Mr. Pruitt determines that Mr. North is not properly performing the duties of his job or it may be terminated earlier for good cause, as defined in the contract, and this includes dishonesty and neglect by Mr. North of his job duties. If the contract is terminated for any other reason other than a change in control, Mr. North will receive an amount equal to his then current salary and benefits for a period of two years. If there is a change in control and the contract terminates, Mr. North will receive an amount equal to six times the sum of his annual Base Salary and the greater of the highest bonus awarded to him in a prior year or 50% of his annual Base Salary. No termination notices have been provided, and Mr. North's contract has been extended to July 2002 and it is anticipated that it will be further extended to July 2003.

         LEE D. ATKIN'S contract commenced in September 2001 and is for an initial term of two years. Unless a written notice to terminate is given prior to an anniversary date of the contract, it automatically renews for a one-year term. The contract can be terminated earlier if Mr. Pruitt determines that Mr. Atkins is not properly performing the duties of his job or it may be terminated for good cause, as defined in the contract, and this includes dishonesty and neglect by Mr. Atkins of his job duties. If the contract is terminated for any other reason, other than a change of control, Mr. Atkins will receive an amount equal to his then current salary and benefits for the remaining two year term of the contract. If there is a change in control and the contract terminates, Mr. Atkins will receive an amount equal to six times the sum of his annual Base Salary and the greater of the highest bonus awarded to him in a prior year or 50% of his annual Base Salary. No termination notices have been provided.

         SAMMY C. PROUGH'S contract commenced in September 2001 and is for an initial term of one year. Unless a written notice to terminate is given prior to an anniversary date of the contract, it automatically renews for a one year term. The contract can be terminated earlier if Mr. Pruitt determines that Mr. Prough is not properly performing the duties of his job or it may be terminated for cause, as defined in the contract, and this includes dishonesty and neglect by Mr. Prough of his job duties. If the contract is terminated for any other reason, other than a change of control, Mr. Prough will receive an amount equal to his then salary and benefits for a period of one year. If there is a change of control and the contract terminates, Mr. Prough will receive an amount equal to six times the sum of his annual Base Salary and the greater of the highest bonus awarded to him in a prior year or 50% of his annual Base Salary. No termination notices have been provided.

         RONALD W. LYON'S contract commenced in October 2001 and is for an initial term of one year. Unless a written notice to terminate is given prior to an anniversary date of the contract, it automatically renews for a one year term. The contract can be terminated earlier if Mr. Pruitt determines that Mr. Lyon is not properly performing the duties of his job or it may be terminated for cause, as defined in the contract, and this includes dishonesty and neglect by Mr. Lyon of his job duties. If the contract is terminated for any other reason. other than a change of control, Mr. Lyon will receive an amount equal to his then salary and benefits for a period of one year. If there is a change of control and the contract terminates, Mr. Lyon will receive an amount equal to six times the sum of his annual Base Salary and the greater of the highest bonus awarded to him in a prior year or 50% of his annual Base Salary. No termination notices have been provided.


DIRECTOR AND EMPLOYEE BENEFIT PLANS

         Stock Incentive Plan. The Company has adopted a Stock Incentive Plan that provides for the granting of options to purchase common stock, awards of common stock, both restricted and unrestricted, and certain related rights to eligible officers, employees and directors of the Company. The Stock Incentive Plan provides for a maximum of 500,000 shares of the Company's common stock to be used in the granting of options and awards of stock. Shares of common stock used to satisfy such awards will be acquired by the Plan either through open market purchases or through the issuance of additional common stock. The Conversion Plan provides that the Stock Incentive Plan will take effect only upon the effective date of a private placement or secondary public offering of shares of the Company's common stock involving the receipt by the Company of gross proceeds of at least $5,000,000.

         Employee Stock Purchase Plan. The Company has adopted an Employee Stock Purchase Plan that provides its employees with the opportunity to purchase shares of its common stock through accumulated payroll deductions. It is the Company's intention to have the Employee Stock Purchase Plan qualify as an employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The Employee Stock Purchase Plan provides for a maximum of 150,000 shares, but may be increased in the future.

         Director Compensation Plan. The Company has adopted a Director Compensation Plan that provides that each director will receive health insurance coverage from the Company at a cost of up to $580 per month. reimbursement for actual out-of-pocket expenses for attending meetings of the Board of Directors and awards under the Company's Stock Incentive Plan of $10,000 in value of the Company's common stock annually. The Director Compensation Plan also provides that if a director who was formerly a director of the Cooperative resigns from the Company's Board and becomes an advisory director, the former director shall be entitled to receive the same life insurance and health insurance coverage as a director for a period of six years plus, if he resigns from the advisory board within six years, the former director shall be entitled to receive stock options to purchase 35,000 of the Company's shares of common stock at the market value of those shares at the time of the grant of the options. Under the Plan, if a director who was formerly a director of the Cooperative resigns from the Company's Board and chooses not to become an advisory director, the former director shall be entitled to receive a cash payment equal to the discounted value of the insurance benefits the former director would have otherwise received as an advisory director plus stock options to purchase 35,000 shares of the Company's common stock at the market value of those shares at the time of the grant of the options.

         Executive Deferred Compensation Retirement Plan. The Company has assumed an Executive Deferred Compensation Retirement Plan established by the Cooperative that provides for management and other highly compensated employees selected from time to time by the Company's Chief Executive Officer and the Board of Directors to voluntarily defer a portion of their compensation until their retirement, termination of employment, disability or death. The Company may also make contributions to the Executive Deferred Compensation Retirement Plan on behalf of the employees participating in the Plan. An employee participating in the Plan is 100% vested in the amounts that he contributes to the Plan and he vests in Company contributions over a period of seven years at the rate of 10% per year over the first four years and at a rate of 20% in each year thereafter. The Compensation Committee of the Board of Directors administers the Executive Deferred Compensation Retirement Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There are approximately 10,047 former members of the Cooperative who have had shares of common stock of the Company allocated to them as payment for their capital credits, but who the Company has not yet been able to locate in order to deliver their stock. The number of shares allocated to these former members is 377,942 shares. These shares, which have been allocated to these former members, will be held in trust by the Company until the former members are located. As these former members are located, their shares will be delivered and the number of shares held in trust will be reduced.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

FINANCIAL STATEMENTS

         For a list of the consolidated financial statements filed as part of this Form 10-K, see the Index to Consolidated Financial Statements on page F-1.

FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedules are included in Item 14:
Schedule II - Valuation and Qualifying Accounts for the nine months ended December 31, 2001, and the years ended March 31, 2001 and 2000.

REPORTS ON FORM 8-K

         During the quarter ended December 31, 2001, the Company filed a Form 8-K;

         Reporting that in October 2001, the Board of Directors changed the date of the Company's fiscal year end from March 31 to December 31, and indicated that the Company will file a Form 10-K for the nine month transition period ending December 31, 2001.

                                     Exhibits

EXHIBIT NO.                               ITEM
-----------                               ----

Exhibit 3.1 Articles of Incorporation of the Company and amendments thereto(1)
Exhibit 3.2    Bylaws of the Company(1)
Exhibit 3.3    Restated and Amended Articles of Incorporation of the
               Cooperative(1)
Exhibit 3.4    Bylaws of the Cooperative(1)
Exhibit 3.5    Amended and Restated Bylaws of the Company(1)
Exhibit 3.6    Amended and Restated Articles of Incorporation of the Company(1)
Exhibit 3.7    Articles of Amendment to the Amended and Restated Articles of
               Incorporation of the Company(1)
Exhibit 5.1    Opinion of Ronald W. Lyon(1)
Exhibit 8.1    Tax Opinion of Looper Reed & McGraw, a Professional
               Corporation(1)
Exhibit 10.1 Second Amendment to Transaction Documents dated November 9, 1994, between Southwestern Public Service Company, the Cooperative, et.
               al.(1)
Exhibit 10.2   Restated Mortgage and Security Agreement dated September 21,
               1988, made by and between the Cooperative and National Rural
               Utilities Cooperative Finance Corporation(1)
Exhibit 10.3   Second Restated Mortgage and Security Agreement dated October 24,
               1995, made by and between the Cooperative and National Rural
               Utilities Cooperative Finance Corporation(1)
Exhibit 10.4   Loan Agreement dated October, 1995, between the Cooperative and
               National Rural Utilities Cooperative Finance Corporation(1)
Exhibit 10.5 First Amendment to Loan Agreement dated as of October 28, 1997, between the Cooperative and National Rural Utilities Cooperative
               Finance Corporation(1)
Exhibit 10.6 Loan Agreement dated as of June 22, 2000, between the Cooperative and National Rural Utilities Cooperative Finance Corporation and amendment.(1)
Exhibit 10.7 Loan Agreement dated December 13, 1994, between the Cooperative and National Rural Utilities Cooperative Finance Corporation(1)
Exhibit 10.8   Loan Agreement dated March 30, 1993 between the Cooperative and
               National Rural Utilities Cooperative Finance Corporation(1)
Exhibit 10.9   Loan Agreement dated March 10, 1992, TX 107-A-9025, between the
               Cooperative and National Rural Utilities Cooperative Finance
               Corporation(1)
Exhibit 10.10  Loan Agreement dated May 17, 1990, between the Cooperative and
               National Rural Utilities Cooperative Finance Corporation(1)
Exhibit 10.11  Loan Agreement dated March 22, 1990 between the Cooperative and
               National Rural Utilities Cooperative Finance Corporation(1)
Exhibit 10.12  Notice of Meeting and Proxy Statement for Special Meeting held
               October 20, 1998(1)
Exhibit 10.13  Commitment letter dated as of February 11, 2000 between National
               Cooperative Services Corporation and Cap Rock Energy Corporation for credit facilities associated with the purchase of certain electric assets owned by Citizens Utilities Company(1)


Exhibit 10.14  Loan Agreement dated March 10, 1992, TX 107-A-9026, between the
               Cooperative and National Rural Utilities Cooperative Finance
               Corporation(1)

EXHIBIT NO.                               ITEM
-----------                               ----

Exhibit 10.17 Power Sale Agreement dated May 1, 1999, between the Cooperative and Electric Clearinghouse, Inc.(1)
Exhibit 10.18  Wholesale Power Supply and Services Contract dated April 16, 1997
               Between Texas New Mexico Power Company and the Cooperative(1)
Exhibit 10.19  Southwestern Public Service Company Wholesale Full Requirements
               Service Rate Schedule and related Agreement, as amended, with the Cooperative(1)
Exhibit 10.20  Ordinance of the City of Greenville, Texas Granting to the
               Cooperative a franchise for the transmission and distribution of electricity(1)
Exhibit 10.21  Ordinance of the City of Midland, Texas Granting to the
               Cooperative a franchise for the transmission and distribution of electricity(1)
Exhibit 10.22  Ordinance of the City of Stanton, Texas Granting to the
               Cooperative a franchise for the transmission and distribution of electricity(1)
Exhibit 10.23  Employment Contract between the Cooperative and Ulen North(1)
Exhibit 10.24  Employment Contract between the Cooperative and David W. Pruitt(1)
Exhibit 10.25  Achievement Based Compensation Agreement of the Cooperative dated
               August 28, 1994(1)
Exhibit 10.26  Achievement Based Compensation Agreement of the Cooperative dated
               October 27, 1992(1)
Exhibit 10.27  The Cooperatives Supplemental Executive Deferred Compensation
               Retirement Plan(1)
Exhibit 10.28  Cap Rock Energy Corporation 2001 Stock Incentive Plan(1)
Exhibit 10.29  Cap Rock Energy Corporation 2001 Employee Stock Purchase Plan(1)
Exhibit 10.30  Form of Equity & Membership Redemption Options(1)
Exhibit 10.31  Form of Equity Redemption Options(1)
Exhibit 10.32 Agreement for Purchase and Sale dated February 7, 2000, by and among Walter Mickelson, et al., Multimedia Development
               Corporation and New West Resources, Inc.(1)
Exhibit 10.33  Stock Acquisition Agreement dated January 1, 2001, between Thomas
               E. Kelly, Richard C. Skillern, Johnny D. Grimes, Billy D. Grimes and New West Resources, Inc.(1)
Exhibit 10.34  Consolidating Loan Agreement dated March 30, 1993 between Cap
               Rock Electric Cooperative, Inc. and National Rural Utilities
               Cooperative Finance Corporation(1)
Exhibit 10.35  Integrated Supply Agreement between Cap Rock Electric
               Cooperative, Inc. and Temple, Inc.(1)
Exhibit 10.36  Employment Contract between the Cooperative and Mickey Sims(1)
Exhibit 10.37  Amendment to Line of Credit Agreement dated June 27, 1997 between
               National Rural Utilities Cooperative Finance Corporation and the
               Cooperative(1)
Exhibit 10.38  Loan Agreement dated March 10, 1992, TX 107-A-9027, between the
               Cooperative and National Rural Utilities Cooperative Finance
               Corporation(1)
Exhibit 10.39  Achievement Based Compensation Contract of the Cooperative dated
               August 22, 2000(1)
Exhibit 10.40  Loan Agreement dated March 10, 1992, TX 107-A-9024, between
               Cooperative and National Rural Utilities Cooperative Finance
               Corporation(1)
Exhibit 10.41  Wholesale Power Agreement dated June 25, 1977, between Lower
               Colorado River Authority and McCulloch Electric Cooperative,
               Inc.(1)


Exhibit 10.42 Amendment to Wholesale Power Agreement dated September 28, 1987 between Lower Colorado River Authority and McCulloch Electric
               Cooperative, Inc.(1)
Exhibit 10.43  Director Compensation Plan of the Company(1)
Exhibit 10.44  Trust Agreement for the Cooperative Supplemental Executive
               Deferred Compensation Retirement Plan(1)
Exhibit 10.45  CFC Secured Revolving Line of Credit Agreement dated June 24,
               1997(1)
Exhibit 10.46  Achievement Based Compensation Agreement of the Cooperative dated
               June 29, 1999(1)
Exhibit 10.47 Agreement to Combine McCulloch and Cap Rock Electric Cooperatives dated June 30, 1999(1)
Exhibit 10.48  Management Service Agreement between Cooperative and Lamar
               Electric Cooperative Association(1)
Exhibit 10.49  Notice of Annual Meeting and Proxy Statement for Members of
               McCulloch Electric Cooperative held on August 21, 1999(1)
Exhibit 10.50 Agreement to Combine Lamar and Cap Rock Electric Cooperatives dated October 28, 1999(1)
Exhibit 10.51  Loan Agreement between NewWest Resources, Inc, Cap Rock Electric
               Cooperative, Inc. and Bank United Texas FSB dated July 12,
               2000(1)
Exhibit 10.52  Unconditional Guaranty from Cap Rock Electric Cooperative to Bank
               United Texas FSB dated July 12, 2000(1)
Exhibit 10.53  Lamar County Electric Cooperative Association Notice of Special
               Meeting and Proxy Statement for Special Meeting held December 14,
               1999(1)
Exhibit 10.54  Signature Leasing, Inc. Master Lease Agreement dated April 1,
               2000(1)
Exhibit 10.55  Personal Services Agreement between Leonard S. Herring and the
               Cooperative dated December 16, 1999(1)
Exhibit 10.56  Term Loan Agreement between Eddins-Walcher Company, Frank's
               Fuels, United Fuel & Energy Corporation, and NewWest Resources dated July 12, 2000(1)
Exhibit 10.57  NewCorp Resources Electric Cooperative Open Access Transmission
               Tariff(1)
Exhibit 10.58 Supplement to the Restated Mortgage and Security Agreement between the Cooperative and CFC dated May 17, 1990(1)
Exhibit 10.59 Loan Agreement between Cap Rock Cooperative Finance Corporation and CFC dated June 22, 1999(1)
Exhibit 10.60  Confirmation Letter between Electric Clearinghouse, Inc. and the
               Cooperative dated May 27, 1999(1)
Exhibit 10.61  Service Agreement Rate Schedule WP between NewCorp Resources and
               Cap Rock Electric Cooperative dated March 31, 1995(1)
Exhibit 10.62  Transaction Agreement dated as of September 9, 1993 between
               Southwestern Public Service Company, the Cooperative and OTP,
               Inc.(1)
Exhibit 10.63  Assignment of Certificate of Convenience and Necessity by the
               Cooperative to NewCorp Resources dated January 17, 1996(1)
Exhibit 10.64  Supplemental Agreement between NewCorp Resources and the
               Cooperative dated April 25, 1995(1)
Exhibit 10.65  Third Amendment to Transaction Documents by and among
               Southwestern Public Service Company, the Cooperative, NewCorp
               Resources et al dated March 3, 1995(1)
Exhibit 10.66  Assignment of Wholesale Power Contract from the Cooperative to
               NewCorp Resources dated


               March 3, 1995(1)
Exhibit 10.67  QSE and Ancillary Services Agreement between the Cooperative and
               Garland Power and Light dated June 1, 2001(1)
Exhibit 10.68  Letter of Intent between the Company and Boeing Capital
               Corporation dated June 5, 2001(1)
Exhibit 10.69  Employment Contract between the Company and Lee D. Atkins(1)
Exhibit 10.70  Employment Contract between the Company and Ronald W. Lyon(1)
Exhibit 10.71  Employment Contract between the Company and Sam Prough(1)
Exhibit 10.72  Achievement Based Compensation Agreement of the Cooperative dated
               August 21, 2001(1)
Exhibit 10.73  Letter from State Securities Board of the State of Texas dated
               December 6, 2001(1)
Exhibit 20.1   Election Form(1)
Exhibit 21.1   Subsidiaries of the Company(1)
Exhibit 23.2   Consent of Ronald W. Lyon is contained in his opinion filed as
               Exhibit 5.1 to this registration statement.(1)
Exhibit 23.4   Consent of Looper Reed & McGraw(1)

-----------

(1)      Previously filed

(2)      Filed herewith

SIGNATURES

         In accordance with the requirements of the Securities Act of 1934, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing Form 10K and authorizes this 10K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, Texas on April 1, 2002.

                                               CAP ROCK ENERGY CORPORATION

                                       By:
                                                   /S/ DAVID W. PRUITT
                                                  ------------------------
                                                       David W. Pruitt
                                         CO-CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                         TITLE                                   DATE
            ---------                                         -----                                   ----

       /s/ David W. Pruitt                Co-Chairman of the Board, President and Chief           April 1, 2002
     -----------------------                            Executive Officer
         David W. Pruitt
                *                       Chief Financial Officer and Senior Vice President         April 1, 2002
     -----------------------
        /s/ Lee D. Atkins
                *                                           Director                              April 1, 2002
     -----------------------
       /s/ Russell E. Jones
                *                                           Director                              April 1, 2002
      ----------------------
        /s/ S. D. Buchanan
                *                                           Director                              April 1, 2002
      ----------------------
      /s/ Jerry R. Hoelscher
                *                                           Director                              April 1, 2002
      ----------------------
       /s/ Floyd L. Ritchey
                *                                           Director                              April 1, 2002
      ----------------------
     /s/ Michael D. Schaffner
                *                                           Director                              April 1, 2002
      ---------------------
        /s/ Newell W. Tate

*By: /s/ DAVID W. PRUITT
   David W. Pruitt
   Attorney-in-Fact

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                           AMOUNTS STATED IN THOUSANDS

                                                 COLUMN B-     COLUMN C-    COLUMN D-    COLUMN E-
                                                 BALANCE AT    CHARGED TO   DEDUCTION-   BALANCE AT
                       COLUMN A-                BEGINNING OF   COSTS AND     CHARGED-      END OF
                      DESCRIPTION                  PERIOD       EXPENSES       OFF         PERIOD
---------------------------------------------- -------------- ------------ ------------ ------------

December 31, 2001............................       $292          $107         $197         $202
March 31, 2001...............................       $202          $228         $138         $292
March 31, 2000...............................       $200          $259         $257         $202

                          INDEX TO FINANCIAL STATEMENTS


HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS--
CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES

   Report of Independent Public Accountants............................................................ F-2

   Consolidated Balance Sheets
          December 31, 2001, and 2000 (Unaudited), and March 31, 2001 ................................. F-3

   Consolidated Statements of Operations
         Nine months ended December 31, 2001, and 2000 (unaudited), and the years ended March 31,
         2001 and 2000................................................................................. F-4

   Consolidated Statements of Changes in Equities and Margins
         Nine months ended December 31, 2001, and 2000 (Unaudited), and the years ended
         March 31, 2001 and 2000....................................................................... F-5

   Consolidated Statements of Cash Flows
         Nine months ended December 31, 2001, and 2000 (Unaudited), and the years ended
         March 31, 2001 and 2000....................................................................... F-6

   Notes to Consolidated Financial Statements.......................................................... F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Cap Rock Electric Cooperative, Inc.:

         We have audited the accompanying consolidated balance sheets of Cap Rock Electric Cooperative, Inc. and subsidiaries (the "Cooperative") as of December 31, 2001, and March 31, 2001, and the related consolidated statements of operations, changes in equities and margins and cash flows for the nine months ended December 31, 2001, and each of the two years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Cooperative as of December 31, 2001, and March 31, 2001, and the results of its operations and its cash flows for the nine months ended December 31, 2001, and each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts,
Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         As explained in Note 1. to the consolidated financial statements, effective April 1, 2001, the Cooperative adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.




                                              Arthur Andersen LLP

Dallas, Texas,
March 29, 2002

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     DECEMBER 31,   DECEMBER 31,     MARCH 31,
                      ASSETS                              2001           2000           2001
                                                     ------------   ------------   ------------
CURRENT ASSETS:                                                      (unaudited)
  Cash and cash equivalents                          $      5,498   $        819   $      5,736
  Accounts receivable:
      Electric sales, net                                   3,642          5,149          5,984
      Other                                                   497            267            525
  Current portion of notes receivable (Note 8)              1,000              -          1,000
  Other current assets                                      1,419          1,633            493
                                                     ------------   ------------   ------------
      Total current assets                                 12,056          7,868         13,738
                                                     ------------   ------------   ------------

Investments and notes receivable (Note 8)                  25,904         28,295         27,840
Utility plant, net (Note 9)                               164,547        170,111        168,920
Nonutility property, net (Note 10)                          1,623          1,668          1,657
Restricted cash investment (Note 5)                             -          1,900              -
Other assets (Note 11)                                     10,329          8,540          9,040
                                                     ------------   ------------   ------------
                                                     $    214,459   $    218,382   $    221,195
                                                     ============   ============   ============
              LIABILITIES AND EQUITIES
CURRENT LIABILITIES:
  Current portion of long-term debt                  $      9,131   $      8,743   $      8,893
  Accounts payable:
   Purchased power                                          3,057          3,560          4,538
   Other                                                    3,165          3,286          1,470
Equity redemption credits (Note 2)                            827          2,147          1,304
Equity retirement payable (Note 2)                              -            411            411
Purchased power cost subject to refund                        387          3,954          4,195
Accrued and other current liabilities (Note 17)             3,167          1,949          2,447
                                                     ------------   ------------   ------------
    Total current liabilities                              19,734         24,050         23,258
                                                     ------------   ------------   ------------

LONG-TERM DEBT, NET OF CURRENT PORTION:
Mortgage notes (Note 12)                                  123,414        120,431        125,751
Line of credit (Note 15)                                   28,000         27,854         27,960
Capital lease - transmission system (Note 13)              17,632         22,679         21,456
Note payable and other capital leases (Note 14)            12,686         13,724         13,460
                                                     ------------   ------------   ------------
      Total long-term debt                                181,732        184,688        188,627
                                                     ------------   ------------   ------------

DEFERRED CREDITS (NOTE 19)                                  5,321          3,632          3,635

EQUITIES AND MARGINS                                        7,672          6,012          5,675
                                                     ------------   ------------   ------------
                                                     $    214,459   $    218,382   $    221,195
                                                     ============   ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,           YEARS ENDED MARCH 31,
                                                                ------------------------    ----------------------------
                                                                   2001          2000           2001          2000
                                                                   ----          ----           ----          ----

                                                                              (Unaudited)

   OPERATING REVENUES:
     Electric sales                                              $ 52,326     $ 50,652        $ 70,742       $ 54,413
     Gas sales and royalty income                                       -          368             486            445
     Other                                                            796        1,080           1,237          1,533
                                                                 ---------    ---------       ---------      ---------
        Total operating revenues                                   53,122       52,100          72,465         56,391
                                                                 ---------    ---------       ---------      ---------
   OPERATING EXPENSES:
     Purchased power                                               28,194       32,379          44,967         32,979
     Operations                                                     3,203        3,363           4,464          3,642
     Maintenance                                                    2,625        2,121           2,497          2,441
     Administrative and general                                     3,326        2,559           4,180          4,925
     Depreciation and amortization                                  4,568        4,340           6,171          5,339
     Property taxes                                                   997        1,024           1,408          1,341
     Interest expense, net of capitalized interest                  8,004        7,903          11,832          7,932
     Write off of investment in Citizens (Note 5)                       -        2,815           2,815              -
     Write off of investment in MDC (Note 6)                            -        1,063           1,063              -
     Other                                                            229          437             579          1,106
                                                                 ---------    ---------      ----------      ---------
        Total operating expenses                                   51,146       58,004          79,976         59,705
                                                                 ---------    ---------      ----------      ---------
                   Operating margin (loss)                          1,976       (5,904)         (7,511)        (3,314)
                                                                 ---------    ---------      ----------      ---------
   NONOPERATING MARGINS:
     Allocation of income from associated organizations             1,205          820             823            692
     Interest and other income                                      1,161          199           1,411            227
     Equity earnings in MAP (Notes 8 and 11)                           88            -             127              -
     Write off of investment in XPLOR (Note 7)                          -            -               -         (3,344)
                                                                 ---------    ---------      ----------      ---------
        Total nonoperating margins                                  2,454        1,019           2,361         (2,425)
                                                                 ---------    ---------      ----------      ---------
        Income (Loss) before extraordinary item                     4,430       (4,885)         (5,150)        (5,739)
   EXTRAORDINARY ITEM:
     Gain on early extinguishment of debt (Note 12)                     -          969             969              -
                                                                 ---------    ---------      ----------      ---------
              Net income  (loss)                                  $ 4,430     $ (3,916)       $ (4,181)      $ (5,739)
                                                                 =========    =========      ==========      =========
   PRO FORMA BASIC AND DILUTED EARNINGS PER SHARE (UNAUDITED):
        Pro forma shares outstanding                                1,302                        1,302
        Income (loss) from continuing operations                    $3.40                       ($3.95)
               Extraordinary item                                       -                         0.74
                                                                ------------               ---------------
               Net income (loss) $ per share                        $3.40                       ($3.21)
                                                                ============               ===============


  The accompanying notes are an integral part of these consolidated financial statements.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES AND MARGINS
                                 (IN THOUSANDS)


                                                                                                PATRONAGE CAPITAL
                                                                 PATRONAGE         OTHER         OBLIGATED TO BE        TOTAL
                                                                  CAPITAL       EQUITIES AND      CONVERTED INTO     EQUITIES AND
                                                                  CREDITS         MARGINS       SHAREHOLDER EQUITY      MARGINS
                                                                ------------    ------------    ------------------   ------------
BALANCE, MARCH 31, 1999                                         $     19,950    $       (705)   $                -   $  19,245
     Net loss                                                              -          (5,739)                    -      (5,739)
     Acquisition of McCulloch Electric Cooperative, Inc.               5,753               -                     -       5,753
     Patronage capital credits retired for electric credits           (5,611)              -                     -      (5,611)
     Patronage capital credits retired for cash                       (1,590)            601                     -        (989)
                                                                ------------    ------------    ------------------   ------------
BALANCE, MARCH 31, 2000                                               18,502          (5,843)                    -      12,659
     Net loss                                                              -          (4,181)                    -      (4,181)
     Patronage capital credits retired for electric credits           (2,401)              -                     -      (2,401)
     Patronage capital credits retired for cash                         (621)            219                     -        (402)
                                                                ------------    ------------    ------------------   ------------
BALANCE, MARCH 31, 2001                                               15,480          (9,805)                    -       5,675
     Net income for nine months                                            -           4,430                     -       4,430
     Patronage capital credits retired for electric credits             (909)              -                     -        (909)
     Patronage capital credits retired for cash                       (2,181)            657                     -      (1,524)
     Patronage capital obligated to be converted into
      shareholder equity (Note 2)                                    (12,390)              -                12,390           -
                                                                ------------    ------------    ------------------   ------------
BALANCE, DECEMBER 31, 2001                                      $          -    $     (4,718)   $           12,390   $   7,672
                                                                ============    ============    ==================   ============

  The accompanying notes are an integral part of these consolidated financial statements.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                           DECEMBER 31,                 YEARS ENDED MARCH 31,
                                                                    ----------------------------    ----------------------------
                                                                        2001            2000            2001            2000
                                                                    ------------    ------------    ------------    ------------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $      4,430    $     (3,916)   $     (4,181)   $     (5,739)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
     Depreciation and amortization                                         8,328           7,940          10,863           9,910
     Write off of investments in proposed acquisitions                         -           1,326           1,326               -
     Equity earnings in Map                                                  (88)              -            (127)              -
     Equity loss and write off of investment in XPLOR                          -               -               -           3,344
     Gain on extinguishment of debt                                            -            (969)           (969)              -
     Change in:
       Other assets/deferred credits                                          17          (1,679)         (2,251)         (1,455)
       Accounts receivable                                                 2,370          (1,398)         (2,491)            422
       Purchased power cost subject to refund                             (3,808)          1,408           1,649           2,189
       Other current assets                                                 (926)           (180)            (40)             37
       Accounts payable and accrued expenses                                 934           3,520           3,180            (722)
     Other                                                                     -            (320)             63            (786)
                                                                    ------------    ------------    ------------    ------------
       Net cash provided by operating activities                          11,257           5,732           7,022           7,200
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Utility plant additions, net                                         (4,257)         (8,275)         (9,714)         (8,954)
     Additions to nonutility investments                                     (76)           (925)           (360)         (1,248)
     Investments in proposed acquisitions                                      -               -               -          (1,326)
     Issuance of notes receivable                                              -         (14,667)        (16,500)
     Collection of notes receivable                                        2,100               -             733
     Restricted cash investment                                                -               -           1,900          (1,900)
     Other                                                                     -               -             527            (696)
                                                                    ------------    ------------    ------------    ------------
       Net cash used in investing activities                              (2,233)        (23,867)        (23,414)        (14,124)
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under lines of credit                                     40           1,675           1,781           2,005
     Proceeds from mortgage notes                                              -          14,917          21,027          17,744
     Proceeds from note payable                                                -          15,000          15,000               -
     Payments on mortgage notes                                           (2,320)         (7,589)         (8,310)         (2,467)
     Payments on other long-term debt and capital leases                  (4,377)         (3,722)         (5,128)         (6,302)
     Retirement of member equity                                          (2,605)         (2,858)         (3,773)         (3,915)
                                                                    ------------    ------------    ------------    ------------
       Net cash provided by (used in) financing activities                (9,262)         17,423          20,597           7,065
                                                                    ------------    ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (238)           (712)          4,205             141
     Beginning of period                                                   5,736           1,531           1,531           1,390
                                                                    ------------    ------------    ------------    ------------
     End of period                                                  $      5,498    $        819    $      5,736    $      1,531
                                                                    ============    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                       $      8,320    $      7,916    $     11,778    $      7,842
                                                                    ============    ============    ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Cap Rock Electric Cooperative, Inc. (the "Cooperative") is an electric distribution cooperative organized in September 1939 to provide electric power to its members. The Cooperative also has some transmission assets. The Cooperative's subsidiaries are engaged in providing various electric services and miscellaneous other non-electric businesses.

SYSTEM OF ACCOUNTS

         The Cooperative's accounting records are maintained in accordance with the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission ("FERC") for Class A and B electric utilities.

         The Cooperative's accounting policies conform to generally accepted accounting principles as applied in the case of regulated public utilities in the United States and are in accordance with the accounting requirements and ratemaking practices of FERC.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Cooperative, Cap Rock Energy Corporation ("Energy"), Cap Star Resources, Inc. ("Cap Star"), Cap Rock Utilities, Inc. ("Cap Rock Utilities"), New West Resources, Inc. ("New West"), Cap Rock Cooperative Finance Corporation ("CRCFC") and New Corp Resources Electric Cooperative, Inc. ("New Corp"), all wholly owned subsidiaries.

         Effective September 1, 1999, McCulloch Electric Cooperative, Inc. ("McCulloch") merged into and became an operating division of the Cooperative (see Note 4). McCulloch's operations subsequent to the merger are included in the consolidated financial statements.

         Effective June 30, 2001, Cap Star, Cap Rock Utilities and New West were merged into New Corp.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

CHANGE IN YEAR END

         In the last quarter of the fiscal year, the Board of Directors adopted a resolution changing the date of the Cooperative's and its subsidiaries' fiscal year-end from March 31 to December 31, effective for the year ended December 31, 2001. For comparative purposes, the Cooperative has included an unaudited balance sheet as of December 31, 2000, and an

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

unaudited statement of operations and statement of cash flows for the nine months ended December 31, 2000. Corresponding unaudited footnote information has also been included.

PRO FORMA EARNINGS PER SHARE (UNAUDITED)

         Pro forma basic and diluted earnings (loss) per share (unaudited) are presented in the accompanying consolidated statements of operations for the nine months ended December 31, 2001, and the year ended March 31, 2001. The presentation is based on the assumption that the Cooperative is converted from a member owned cooperative to a shareholder-owned business corporation and 1,302,355 shares of common stock are issued for members' ownership interests on April 1, 2001 and 2000. As discussed in Note 2, such conversion occurred in February 2002.

USE OF ESTIMATES

         The preparation of the Cooperative's consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS

         The Cooperative considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates market value due to the short-term maturity of these investments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Cooperative provides allowances for doubtful accounts receivable that are estimated to be uncollectible. As of December 31, 2001 and 2000, and March 31, 2001, the allowance for doubtful accounts was $202,000, $182,000 and $292,000, respectively. Bad debt expense for the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, was $107,000, $121,000, $228,000 and $259,000, respectively.

MATERIALS AND SUPPLIES

         The Cooperative maintains substantially all of its materials and supplies pursuant to an inventory outsourcing arrangement. As of December 31, 2001 and 2000, and March 31, 2001, the Cooperative maintained only a minimal

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

amount of materials and supplies that are utilized for routine maintenance.

INVESTMENTS IN ASSOCIATED ORGANIZATIONS

         Investments in associated organizations relate primarily to required membership certificates and the accumulated capital of National Rural Utilities Cooperative Finance Corporation ("NRUCFC") and Texas Electric Cooperative, Inc. ("TEC"). Investments in these associated organizations are accounted for using the cost method of accounting. NRUCFC and TEC capital allocations are determined annually by the respective organizations based on their bylaws, operating margins and other factors. The Cooperative recognizes changes in and income from the associated organizations when declared by the organizations. For the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, allocation of income from associated organizations was $1,205,000, $820,000, $823,000 and $692,000, respectively. NRUCFC is the Cooperative's primary lender and TEC provides various lobby services for electric cooperatives in Texas.

INVESTMENTS AND NOTES RECEIVABLE

         In October 1996, the Cooperative began acquiring oil and gas royalty interests. Each royalty interest generally represents a perpetual ownership interest of not more than 5% and usually less than 1%. Prior to April 1, 1999, the Cooperative used the cost recovery method to account for sales proceeds derived from oil and gas royalty interests, including $184,000 from the sale of a certain real estate parcel in which the royalty interests were retained. Through March 31, 1999, cash proceeds of $285,000 were applied to and reduced the cost basis of oil and gas royalty interests. Effective April 1, 1999, the Cooperative adopted an accounting policy of amortizing its oil and gas royalty interests over an estimated economic life of 25 years.

         For the year ended March 31, 2000, and the eight months ended November 30, 2000, the Cooperative's oil and gas royalty income was $283,000 and $368,000, respectively. As discussed in Note 8, effective December 1, 2000, the Cooperative transferred its oil and gas royalty interests in exchange for 3,675,000 shares (100%) of the common stock of Map Resources, Inc. ("Map") and a note receivable from Map of $1,500,000. Since December 1, 2000, the Company has accounted for its investment in Map under the equity method of accounting.

UTILITY PLANT

         Utility plant is stated at the original cost of construction, including the cost of contracted services, direct labor, materials and similar overhead items. Maintenance and repairs and the replacement and renewal of items determined to be less than units of property are charged to operations as incurred. The Cooperative does not accrue any cost for major maintenance or repair projects.

         For replacements or removals, the original cost plus removal cost less salvage value is charged to accumulated depreciation. The cost of replacements and renewals is added to utility plant.

         Contributions in aid of construction are credited to the applicable utility plant accounts.

         The Cooperative has capitalized, as a part of utility plant, the cost of borrowed funds used for financing construction. Capitalized interest for the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, was $31,000, $109,000, $131,000 and $89,000, respectively. The rate used for interest charged to construction is a variable rate equal to the rate on the short-term line of credit with NRUCFC.

NONUTILITY PROPERTY

         Nonutility property is stated at original cost. Maintenance, repairs and miscellaneous replacement and renewals of nonutility property are charged to operations as incurred. The Cooperative does not accrue any cost for major maintenance or repair projects.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

         Income and expenses related to the Cooperative's primary real estate property are recognized on an accrual basis. Income from the Cooperative's miscellaneous real estate partnership investments is recognized as income is received. Income recorded for each period shown has been less than $5,000.

LONG-LIVED ASSETS

         Effective April 1, 1995, the Cooperative adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held and used by the Cooperative are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Cooperative bases its evaluation of impairment on factors such as the nature of the assets, the future economic benefit of the assets, and any historical or future profitability indicators. If impairment indicators are present, the Cooperative calculates the impairment when the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets in accordance with SFAS No. 121. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Due to the nature of the Cooperative's utility assets and regulated electric rates, the Cooperative expects to continue to recover the cost of its utility assets for the foreseeable future through the rates charged to its electric customers.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

DEPRECIATION

         Depreciation is computed on straight-line annual composite rates as follows:


Transmission plant.........................................................................     3.0-10.0%
Distribution plant.........................................................................        3.1%
General plant:
   Structure and improvements..............................................................        2.5%
   Transportation..........................................................................     12.0-17.0%
   Computer equipment......................................................................     14.3-20.0%
   Other...................................................................................      4.8-6.0%
Nonutility plant...........................................................................     6.7-14.3%


GOODWILL

         Amortization of goodwill is computed on a straight-line basis over a 60-month period.

DEFERRED REVENUE

         Deferred revenues are included in Deferred credits on the balance sheet (see Note 19), and represent power costs incurred that will be recognized over 24 months as billed.

EQUITIES AND MARGINS

         The Cooperative's equities and margins consist of patronage capital credits, patronage capital obligated to be converted into shareholder equity, and other equities and margin accounts for the periods before the conversion. According to the Cooperative's Bylaws, only the Cooperative's operating profits are allocated to the members' equity accounts. Operating losses and nonoperating gains and losses are recorded as other equities and margins and not allocated to members' equity accounts. Subsidiary gains and losses are recorded as other equities and margins.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

         For the nine months ended December 31, 2001, and 2000 and the years ended March 31, 2001 and 2000, in accordance with the Cooperative's Conversion Plan, the Cooperative repurchased certain members' equity account balances aggregating approximately $2,181,000, $619,000, $621,000 and $1,590,000, respectively, at a discounted cash price of $1,524,000, $402,000, $402,000 and $989,000, respectively. The difference was credited to the Cooperative's other equity accounts. As of December 31, 2001, the equity retirement payable had been fully paid. As of March 31, 2001, and December 31, 2000, the Cooperative's equity retirement payable balance was $411,000. As of December 31, 2001, $12,390,000 was reclassified from Patronage Capital to Patronage Capital Obligated to be Converted into Shareholder Equity, with the subsequent issuance of Energy common stock in the first quarter of 2002.

         For the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, in accordance with the Cooperative's Conversion Plan, the Cooperative repurchased certain members' patronage capital credit balances aggregating $909,000, $2,329,000, $2,401,000 and $5,611,000, respectively, by issuing electric credits of the same respective amounts to be ratably applied to the members' electric bills over a 24-month period. As of, December 31, 2001 and 2000, and March 31, 2001, the balance of the equity redemption credits was $1,195,000, $2,147,000, and $1,304,000, respectively.

OTHER COMPREHENSIVE INCOME

         There were no items of comprehensive income in any period presented.

ACCOUNTING FOR THE EFFECTS OF REGULATIONS

         The rates charged by the Cooperative are regulated by its Board of Directors and certain other regulators. The Cooperative prepares its financial statements in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulations." SFAS No. 71 requires a cost based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, SFAS No. 71 requires that certain costs and/or obligations be reflected in a deferral account on the balance sheet and not reflected in the statement of income or loss until matching revenues are recognized. It is the Cooperative's policy to assess the recoverability of costs recognized as regulatory assets and the Cooperative's ability to continue to account for its activities in accordance with SFAS No. 71, based on each regulatory action and the criteria set forth in SFAS No. 71.

REVENUE RECOGNITION

         The Cooperative records electric revenues on an "as-billed" basis, consistent with its ratemaking treatment. Unrecognized, unbilled electric revenues as of December 31, 2001 and 2000, and March 31, 2001, were approximately $2,076,000, $1,454,000 and $2,235,000, respectively.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

         Late-payment fees are accrued into income after the passage of the due-date for non-residential customers. Only the current month's billed revenue is subjected to a one-time 5% late-payment penalty.

         Revenues from gas sales and royalty income were accrued monthly based on estimated sales. Other revenue consists primarily of building rental income and is accrued monthly based on contractual lease obligations.

PURCHASED POWER COSTS

         The Cooperative accrues its purchased power cost based on actual usage through the end of each month.

         The Cooperative's tariffs for electric service include power cost recovery clauses under which electric rates charged to customers are adjusted to reflect actual power costs incurred. In September 2001, the Cooperative has determined approximately $1,700,000 collected power recovery costs subject to refund represented billable costs incurred and as a result, recorded an adjustment to reduce purchased power costs and the purchased power subject to refund account. This amount was reflected in the power recovery costs subject to refund liability. As of December 31, 2001 and 2000, and March 31, 2001, the Cooperative's purchased power cost subject to refund was $387,000, $3,954,000 and $4,195,000, respectively.

INCOME TAXES

         The Cooperative and New Corp are tax-exempt organizations under Internal Revenue Code Section 501(c)(12). Energy, Cap Star, New West and CRCFC are taxable organizations for Internal Revenue Service purposes and file separate federal income tax returns. For the nine months ended December 31, 2001 and 2000, and the two years ended March 31, 2001, Energy, Cap Star and New West have incurred no tax liability.

         Upon conversion to a shareholder owned business corporation, the Cooperative will become a taxable entity. The pro forma results of the Cooperative, assuming it is taxable, would not have been materially different. Net operating loss carryforwards would have reduced tax expense for the nine months ended December 31, 2001. Additionally, as a result a result of a lack of favorable earnings history, no tax benefit would have been recognized for the net operating losses which have been reported in recent years.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

1. SUMMARY OF OPERATIONS AND SIGNIFICANT

RECENT ACCOUNTING PRONOUNCEMENTS

         The Cooperative has adopted the following recent accounting pronouncement:


                  In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that certain derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Cooperative adopted the provisions of SFAS No. 133 on April 1, 2001. In the quarter ending June 30, 2001, the Cooperative entered into two derivative transactions to fix a portion of the natural gas component of the related power costs over the next twelve months to minimize the fluctuations in their customer's power bills. These transactions fixed the price on approximately 35,000 to 260,000 MMBtus of natural gas at fixed prices ranging from $3.79 to $5.31 an MMBtu. All payments made or received in connection with these transactions will be collected or rebated to the customers through the power cost recovery component of the customers power bills. The fair market value of the aforementioned transactions at December 31, 2001, is a liability, of $898,000, which is included in Other current liabilities in the December 31, 2001, balance sheet. A corresponding regulatory asset is included in Other current assets, as all the amounts paid or received will be passed through to the Cooperative's customers through the purchased power recovery accounts.


RECLASSIFICATIONS

         Certain reclassifications have been made to prior periods' financial statements to conform to the presentation adopted in the current period.


2.  CORPORATE RESTRUCTURING

         On October 20, 1998, the Cooperative's members adopted a Conversion Plan to reorganize the Cooperative from a member owned electric cooperative to a shareholder owned business corporation. The Conversion Plan

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

granted broad powers to the Cooperative's Board of Directors, without further action of the membership, to engage in all transactions necessary to implement the Conversion Plan. Such powers include, among other things, the ability to form and capitalize new entities, transfer and/or sell assets, and purchase interests of the members and holders of Cooperative's equity accounts.

         In connection with the Conversion Plan, effective January 1, 1999, Energy was formed as a subsidiary of the Cooperative and substantially all of the Cooperative's operational activities were transferred to Energy. Under the Conversion Plan, the Cooperative was to continue in existence and was to continue to provide electricity to its members until such time as the Board of Directors, at its option and without further approval or action of its members, elected to take one of the actions authorized therein. The Board elected to transfer all of the assets and liabilities to Energy, in exchange for common stock of Energy, to distribute such stock to the Cooperative's members and holders of equity accounts and ultimately to liquidate and dissolve the Cooperative.

         Energy has registered shares of its common stock with the U.S. Securities and Exchange Commission as of February 8, 2002, and they were distributed to the Cooperative's members and holders of equity accounts that chose that option. On March 14, 2002, the common stock of Energy was approved for listing on the American Stock Exchange. In addition, Energy will offer to purchase certain shares of its common stock which are tendered to it one year from the date of distribution, as outlined in the conversion plan.

         Energy's Articles of Incorporation provide that any shareholder or affiliate of a shareholder holding in excess of 5% of Energy's outstanding common stock will have its voting rights for the shares in excess of 5% reduced to 1/100 per share.

         Pursuant to the Conversion Plan, during the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, the Cooperative retired equity accounts aggregating $3,090,000, $3,022,000, $3,022,000 and, $7,201,000, respectively, through the Cooperative's Conversion "Dutch Auction" process and its rescission offer.

         All Cooperative members with equity accounts greater than $10.00 received notices from the Cooperative

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

regarding their equity account balances and the "Dutch auction" and electric credit process as outlined in the Conversion Plan. All Dutch auction bids received from members of 70% or less of their capital credits account balance were accepted by the Cooperative. For the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, equity accounts of $2,181,000, $619,000, $621,000 and $1,590,000, respectively, were retired for a discounted Dutch auction cash price of $1,524,000, $402,000, $402,000 and $989,000, respectively. The difference was credited to the Cooperative's other equity account. As of December 31, 2001, the equity retirement payable had been fully paid. As of March 31, 2001, the Cooperative's equity retirement payable balance was $411,000. As of December 31, 2001, $12,390,000 was reclassified from Patronage Capital to Patronage Capital Obligated to be Converted Shareholder Equity, with the subsequent issuance of Energy common stock in the first quarter of 2002.

         For the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, Cooperative members opting to receive electric credits equal to 100% of their equity account balances totaled $909,000, $2,329,000, $2,401,000 and $5,611,000, respectively. Equity redemption electric credits of less than $240.00 were applied immediately and credits of over $240.00 are being ratably applied over a 24-month period to members' electric bills. The unamortized balance of equity redemption credits as of December 31, 2001 and 2000, and March 31, 2001, was $1,195,000, $2,147,000 and $1,304,000,
respectively.


3. PRO-FORMA CONSOLIDATED FINANCIAL DATA (UNAUDITED)

         The unaudited pro-forma consolidated balance sheet as of December 31, 2001, shows the conversion of the Cooperative's equities and margins converted into 1,302,355 shares of common stock of Energy. As a result of the common stock purchase commitment, Energy may be required to purchase, at $10 per share, some of the 1,302,355 shares of common stock issued under the Conversion Plan.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

                                                                         (IN THOUSANDS)
                                                                                        PRO
                                                       HISTORICAL    ADJUSTMENTS       FORMA
                                                       ----------   -------------      -----

               ASSETS
Current assets                                          $  12,056   $       -        $  12,056
Utility and nonutility property                           166,170           -          166,170
Investments and notes receivable                           25,904           -           25,904
Other assets                                               10,329      (1,570) (A)       8,759
                                                        ---------   ---------        ---------
                                                        $ 214,459   $  (1,570)       $ 212,889
                                                        =========   =========        =========
     LIABILITIES AND EQUITIES
Current liabilities                                     $  19,734           -        $  19,734
Long-term debt                                            181,732           -          181,732
Deferred credits                                            5,321           -            5,321
Temporary equity                                                -      13,023  (C)      13,023
Equities and margins                                        7,672      (7,672) (B)           -
Shareholders' equity:
     Common stock, $.01 par value,                              -          13  (B)          13
     50,000,000 shares authorized,
     1,302,355 shares issued and outstanding

     Additional paid in capital                                 -      (1,570) (A)      (6,934)
                                                                        7,659  (B)
                                                                      (13,023) (C)
     Retained earnings                                          -           -                -
                                                        ---------   ---------        ---------
     Total shareholders equity                                  -                       (6,921)
                                                        ---------   ---------        ---------
                                                        $ 214,459   $  (1,570)       $ 212,889
                                                        =========   =========        =========

The following are pro forma adjustments to the accompanying pro forma consolidated financial data:

(A) To reclassify deferred stock conversion costs to additional paid in capital.
(B) To record 1,302,355 shares of common stock issued and to reclassify other equities and margins to shareholders' equity.
(C)      To reclassify the common stock purchase commitment to temporary equity.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

4. COOPERATIVE ACQUISITIONS

MCCULLOCH ELECTRIC COOPERATIVE, INC.

         On August 16, 1999, the members of McCulloch, located in Brady, Texas, approved a resolution to merge with and become an operating division of the Cooperative effective September 1, 1999. The merger was accounted for utilizing the purchase method of accounting. The purchase price of McCulloch was the assumption of liabilities and equity accounts as of August 31, 1999, totaling $9,745,000 and $5,753,000, respectively. No fair value adjustments were necessary as the book value of McCulloch's assets approximated their fair market value.

         In connection with this acquisition the Cooperative recorded McCulloch's equity accounts (allocated capital credits) existing at the time of the merger. This adjustment was made to reflect the Cooperative's obligation to assume all of McCulloch's equity accounts (allocated capital credit obligations) which existed at the time of the merger.

         The following is unaudited financial information for McCulloch as of August 31, 1999, and the results of its operations for the seven months ended March 31, 2000 (in thousands):

         Net utility plant.................................       $14,606
         Total assets......................................        15,498
         Equity and margins................................         5,753
         Operating revenue.................................         3,150
         Operating income..................................            38
         Net income........................................           127


         The Cooperative's unaudited consolidated results of operations for the years ended March 31, 2000 and 1999, assuming the McCulloch acquisition had occurred on April 1, 1998, are as follows (in thousands):

                                                             2000        1999
                                                             ----        ----

         Operating revenue...........................       $59,355     $60,833
         Operating income (loss).....................        (2,666)       (434)
         Net income (loss)...........................        (5,784)        535

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

LAMAR COUNTY ELECTRIC COOPERATIVE ASSOCIATION

         On December 14, 1999, the members of Lamar County Electric Cooperative Association ("Lamar"), located in Paris, Texas, approved a resolution to combine with and become an operating division of the Cooperative. The Lamar combination is presently enjoined because Lamar's power supplier has sued Lamar and the Cooperative and that lawsuit, along with lawsuits by Lamar and the Cooperative against the power supplier, have delayed the completion of the combination. The power supplier claims Lamar and the Cooperative breached various agreements. As of March 2002, it is difficult to estimate the potential outcome of this case. Management does not believe that the outcome of this case will have a significant impact on the future results of operations. The combination will be accounted for utilizing the purchase method of accounting. The purchase price of Lamar will be the assumption of liabilities and equity accounts as of the closing date. As of December 31, 2001, the Lamar purchase price would be approximately $37,479,000, including the assumption of liabilities and equities of $25,492,000 and $11,031,000, respectively, and deferred acquisition cost of $956,000. As of December 31, 2001 and 2000, and March 31, 2001, the Lamar deferred acquisition costs, primarily outside legal, accounting and consulting costs, were $956,000, $527,000 and $741,000, respectively. See Note 11. As the Lamar combination has not been finalized, none of Lamar's operations are included in the accompanying consolidated financial statements.

         The following is unaudited financial information for Lamar as of and for the year ended December 31, 2001 (in thousands):

         Net utility plant.....................................      $ 32,866
         Total assets..........................................        36,523
         Equity and margins....................................        11,031
         Operating revenue.....................................        13,311
         Operating income (loss)...............................         (410)
         Net income (loss).....................................         (178)


         Due to delays in consummating the Lamar merger, on August 29, 2000, the Cooperative and Lamar entered into a 5-year management service agreement. Under the terms of the agreement, Lamar's Board of Directors will continue to set policy and perform all of its fiduciary responsibilities and the Cooperative shall perform certain management services for Lamar. As compensation for its management services, the Cooperative will receive $1,000 per month plus reimbursed costs and expenses. Such expenditures have aggregated $250,000 and are shown in Accounts receivable other. If Lamar terminates the agreement prior to the expiration of the original term or any extensions thereof, Lamar is required to pay a cancellation fee of $300,000 as liquidated damages. The Cooperative continues to pursue the completion of the combination.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

5. PROPOSED CITIZENS ACQUISITION

         On February 11, 2000, the Cooperative and Citizens Communications Company, formerly Citizens Utilities Company ("Citizens"), a publicly-owned utility corporation, entered into Purchase and Sale Agreements (the "Agreements") for Citizens' electric utility businesses in Arizona and Vermont for $210 million and $38 million, respectively, subject to federal and state regulatory approval. The Arizona and Vermont Agreements also provided for certain adjustments that added approximately $35 million and $4 million, respectively, to the original purchase price. As of March 31, 2000, the Cooperative had incurred deferred acquisition costs of $601,000, primarily related to outside legal, accounting and consulting costs.

In connection with the Agreements, the Cooperative delivered to Citizens irrevocable letters of credit as earnest money deposits under the Arizona and Vermont Agreements in the amount of $9,550,000 and $1,900,000, respectively. At December 31, 2000, the Cooperative had a restricted cash investment of $1,900,000 pledged as security for a $1,900,000 letter of credit.

Although the Cooperative was able to obtain a financing commitment for approximately $191 million for the Arizona acquisition, it was unable to secure financing on acceptable terms and conditions for the balance of the purchase price due in large part to the unprecedented increase in Arizona's wholesale power costs and the inability to recover such increased costs quickly from ratepayers.

On March 7, 2001, the Cooperative and Citizens agreed to terminate the Agreements and return the letters of credit. Accordingly, for the year ended March 31, 2001, the Cooperative wrote-off $2,815,000 of deferred acquisition costs related to the terminated Citizens acquisition, including termination costs of $1,100,000.


6. PROPOSED MDC ACQUISITION

         On February 7, 2000, the Cooperative, through its wholly-owned subsidiary New West, executed an agreement to acquire all of the stock of Multimedia Development Corporation ("MDC"), a wireless telecommunication entity with operations in New Mexico, for $12,500,000, subject to certain working capital adjustments. As of March 31, 2000, the Cooperative had incurred deferred acquisition cost of $725,000, primarily outside legal, accounting and consulting costs.

         Although the Cooperative was successful in securing financing for part of the purchase price, it was unable to secure adequate financing for the acquisition on acceptable terms and conditions. Accordingly, for the year ended March 31, 2001, the Cooperative charged off $1,063,000 related to the terminated MDC acquisition.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

7. INVESTMENT IN XPLOR

         As of March 31, 2000, the Cooperative wrote off its investment of $3,344,000 in XPLOR, when it was determined that the investment would not be recovered.

8. INVESTMENTS AND NOTES RECEIVABLE

         Investments and notes receivable as of December 31, 2001 and 2000, and March 31, 2001, consisted of the following (in thousands):


                                                                    DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                                        2001           2000           2001
                                                                    ------------   ------------   ------------
                                                                                   (unaudited)
Investments in associated organizations:
   NRUCFC capital term certificates .......................         $      6,393   $      6,405   $      6,393
   NRUCFC patronage capital ...............................                2,522          2,293          2,306
   TEC patronage capital and bonds ........................                  817            823            823
   Other ..................................................                  136            141            127
                                                                    ------------   ------------   ------------

                                                                           9,868          9,662          9,649
Investment in United Fuel (Note 14) .......................                  360            300            360
Notes receivable--United Fuel, net of current portion
  (Note 14) ...............................................               12,667         13,667         13,417
Investment in Map .........................................                2,047          2,256          2,158
Note receivable--Map ......................................                    -          1,500          1,350
Other investments .........................................                  962            910            906
                                                                    ------------   ------------   ------------
                                                                    $     25,904   $     28,295   $     27,840
                                                                    ============   ============   ============


         In October 1996, the Cooperative began acquiring oil and gas royalty interests. Each royalty interest generally represents a perpetual ownership interest of not more than 5% and usually less than 1%. As of December 1, 2000, the Cooperative's oil and gas properties related to more than 1,000 non-operated, producing and non-producing oil and gas royalty interests located primarily in Texas and Oklahoma.

      As discussed in Note 23 to the consolidated financial statements, as of December 1, 2000, New West transferred 100% of its oil and gas royalty interests with a net book value of $3,531,000 to Map, a newly formed company, in exchange for 3,675,000 shares (100%) of Map's common stock and a $1,500,000 note receivable. As of

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

December 31, 2000, Map issued an additional 3,675,000 shares of common stock to Flagstone Petroleum Corporation, a privately owned company, in exchange for oil and gas interests and other properties with an estimated fair market value of $1,553,000. Accordingly, as of March 31, 2001, New West owned approximately 49% of Map, with such interest being reduced to 42% at December 31, 2001, upon the exercise of certain stock options and issuance of additional stock. The investment in Map is accounted for using the equity method of accounting. The Cooperative's equity earnings in Map for the nine months ended December 31, 2001, was $88,000 and $127,000 for the four months ended March 31, 2001.

      The Cooperative has guaranteed debt of certain associated organizations, with such guarantees aggregating $48,000 at December 31, 2001.

9. UTILITY PLANT

         Utility plant as of December 31, 2001 and 2000, and March 31, 2001, consisted of the following (in thousands):


                                                  DECEMBER 31,     DECEMBER 31,       MARCH 31,
                                                      2001             2000             2001
                                                  ------------     ------------     ------------
                                                                   (unaudited)

Transmission facilities .....................     $     59,824     $     59,824     $     59,824
Distribution facilities .....................          175,355          170,805          171,883
General facilities ..........................           12,458           12,380           12,393
                                                  ------------     ------------     ------------
                                                       247,637          243,009          244,100
Less accumulated depreciation ...............           85,562           75,597           78,210
                                                  ------------     ------------     ------------
   Total utility plant in service, net ......          162,075          167,412          165,890
Construction work in progress ...............            2,472            2,699            3,030
                                                  ------------     ------------     ------------
                                                  $    164,547     $    170,111     $    168,920
                                                  ============     ============     ============

         All utility plant assets are pledged to secure debt and capital lease obligations.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

         As discussed in Note 13, the Cooperative has received proposals to either refinance the debt associated with the transmission system or sell the transmission system through a sale/leaseback arrangement. At December 31, 2001, the transmission system had a net book value of approximately $26,193,000. The proposed transaction will be subject to several conditions, including:

         o Approval of the transaction by the Board of Directors and appropriate individuals of the buyer;
         o Selection of a buyer and completion by the buyer of its due diligence;
         o Execution by the parties of a definitive agreement and all other necessary agreements; and
         o Approval of regulatory agencies having jurisdiction over the transmission system.

                  At the closing, all amounts remaining unpaid with respect to the transmission capital lease obligation will be deducted from the proceeds of the sale.


10. NONUTILITY PROPERTY

         Nonutility property as of December 31, 2001 and 2000, and March 31, 2001, consisted of the following (in thousands):


                                                DECEMBER 31,     DECEMBER 31,      MARCH 31,
                                                    2001             2000             2001
                                                ------------     ------------     ------------
                                                                 (unaudited)

        Real estate .......................     $      2,257     $      2,243     $      2,247
        Furniture, fixtures, and other ....               11               10               10
                                                ------------     ------------     ------------
                                                       2,268            2,253            2,257
        Less accumulated depreciation .....              645              585              600
                                                ------------     ------------     ------------
                                                $      1,623     $      1,668     $      1,657
                                                ============     ============     ============

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

         The Cooperative owns a 50,000 square foot office building that is used as the Cooperative's general corporate headquarters. The Cooperative occupies approximately 25% of the building and the remainder is leased to commercial tenants, subject to leasing terms ranging from monthly to 5 years. For the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, third party building rental revenue was $216,000, $161,000 $253,000, and $201,000, respectively. Building rental revenues, which are not material to the Cooperative's operations, for each of the next five years are expected to be approximately $250,000 per year. As of December 31, 2001 and 2000, and March 31, 2001, the net book value of the building and related property was $1,219,000 $1,377,000 and $1,367,000, respectively.

         The Cooperative has guaranteed debt of certain real estate partnerships, with such guarantees aggregating less than $28,000 at December 31, 2001.


11.  OTHER ASSETS

         Other assets as of December 31, 2001 and 2000, and March 31, 2001, consisted of the following (in thousands):

                                                                         DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                                             2001           2000           2001
                                                                         ------------   ------------   ------------
                                                                                        (unaudited)

Capital lease sinking fund (Note 13) .................................   $      6,189   $      4,994   $      5,298
Capital lease acquisition cost, net of amortization (Note 13) ........          1,035          1,300          1,260
McCulloch goodwill, net of amortization (Note 4) .....................            199            373            255
Lamar acquisition cost (Note 4) ......................................            956            527            741
Stock conversion costs ...............................................          1,570            859            985
Other ................................................................            379            487            501
                                                                         ------------   ------------   ------------
                                                                         $     10,329   $      8,540   $      9,040
                                                                         ============   ============   ============

         The stock conversion costs are the direct costs associated with the conversion of the Cooperative into a shareholder-owned corporation. These amounts were charged against equity as a reduction to additional paid in capital when the conversion occurred in February 2002.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

12. MORTGAGE NOTES

         Mortgage notes as of December 31, 2001 and 2000, and March 31, 2001, consisted of the following (in thousands):

                                                   DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                       2001           2000           2001
                                                   ------------   ------------   ------------
                                                                  (unaudited)

        NRUCFC notes:
           Variable rate .......................   $    113,135   $     83,006   $    110,410
           Fixed rate notes ....................         13,323         40,382         18,368
                                                   ------------   ------------   ------------
                                                        126,458        123,388        128,778
        Less current maturities ................          3,044          2,957          3,027
                                                   ------------   ------------   ------------
                                                   $    123,414   $    120,431   $    125,751
                                                   ============   ============   ============


         On June 23, 2000, the Cooperative increased its long-term borrowing capacity under the Loan Agreement by $21 million, of which $6 million was used to refinance certain McCulloch long-term debt, as discussed below.

         The NRUCFC notes have been issued in conjunction with a Second Restated Mortgage and Security Agreement, dated October 24, 1995 ("Loan Agreement"). Under the Loan Agreement, the Cooperative may elect to pay interest on a fixed or variable interest rate basis, as defined. The existing long-term debt consists of series of loans from the NRUCFC that impose various restrictive covenants, including, among other things, the loan provisions that prohibit the incurrence or guaranty of other secured indebtedness and requires the maintenance of a 1.35 debt service coverage ratio, as defined in the NRUCFC Loan Agreements. In addition, the Cooperative may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its members if the ratio of equity to total assets is less than 20%.

         In conjunction with the Conversion Plan, the Cooperative made cash distributions and issued electric credits to its members that were in violation of certain loan covenants. However, in March 2001, and reaffirmed in March 2002, NRUCFC issued a letter to the Cooperative that, among other things: waived the 20% equity to total assets ratio default that had occurred as a result of certain Conversion Plan distributions; consented to additional Conversion Plan distributions as specified in the Cooperative's Proxy Statement; granted the waivers and consents only as they applied to Conversion Plan distributions; notified the Cooperative that its $28 million Secured Revolving Line of Credit Agreement would be automatically renewed on June 24, 2002; notified the Cooperative that all

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

existing NRUCFC indebtedness may remain in place with NRUCFC after the conversion from a cooperative to a business corporation; and, notified the Cooperative that NRUCFC will not make any additional loans above its existing commitments.

         As of December 31, 2001 and 2000, and March 31, 2001, the interest rate on the NRUCFC variable rate notes was 3.95%, 8.55% and 7.80%, respectively, and the weighted average interest rate on the NRUCFC fixed rate notes was 5.79%, 5.99% and 5.62%, respectively.

         Substantially all of the NRUCFC fixed rate notes are subject to interest rate repricing at the end of various periods not to exceed four years.

         As of March 31, 2000, the McCulloch long-term debt had a weighted average interest rate of 4.24%. On May 16, 2000, substantially all of McCulloch's long-term debt was refinanced resulting in an extraordinary gain from early extinguishment of debt of approximately $969,000 for the year ended March 31, 2001. The loans were paid-off with loan proceeds received from NRUCFC; see Note 15.

         Annual maturities of the mortgage notes as of December 31, 2001, are as follows (in thousands):

        2002 ...................................   $      3,044
        2003 ...................................          3,152
        2004 ...................................          3,283
        2005 ...................................          6,863
        2006 ...................................          3,108
        Thereafter .............................        107,008
                                                   ------------
                                                   $    126,458
                                                   ============


         Substantially all of the Cooperative's mortgage notes have maturity dates between 2020 and 2035.


13. CAPITAL LEASE - TRANSMISSION SYSTEM

         In connection with the financing, construction and utilization of its transmission line, the Cooperative entered into

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

agreements with Southwestern Public Service Company ("SPS"), Metropolitan Life Insurance Company ("Met Life"), and John Hancock Leasing Corporation ("John Hancock"). The John Hancock lease was paid in full during the year ended March 31, 2000.

         The substance of the remaining agreements includes financing arrangements with Met Life and a power transmission arrangement with SPS. These agreements qualify as capital leases and, as a result, the transmission line, substation assets and associated capital lease obligations are reflected in the Cooperative's consolidated financial statements.

         The original cost related to the transmission facility and cost of the capital lease of $59,000,000 and $2,999,000, respectively, are being recovered from members through power cost billings over a ten-year period. Consistent with this ratemaking treatment, the transmission facilities and cost of capital lease are being amortized over ten years. Principal payments on the transmission system capital lease obligation for the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, were approximately $3,577,000, $3,345,000 $4,490,000 and $6,265,000, respectively. The corresponding amortization of capital lease obligations was credited to accumulated depreciation and amortization accounts for the transmission facilities consistent with ratemaking treatment.

         Interest on the capital lease obligations for the nine months ended December 31, 2001 and 2000, and the year ended March 31, 2001, was approximately $1,305,000, $1,544,000 and $2,020,000, respectively, and is classified as purchased power cost consistent with ratemaking treatment.

         The lease payments include an amount for a sinking fund, which will be used to reduce the amount of the final debt payment. As of December 31, 2001 and 2000, and March 31, 2001, the balance of the sinking fund was $6,189,000, $4,994,000 and 5,298,000, respectively. See Note 11.

         Required principal payments for the capital lease obligation associated with the transmission system as of December 31, 2001, are as follows (in thousands):

                 2002 ..............................   $      5,047
                 2003 ..............................         17,632
                                                       ------------
                                                       $     22,679
                                                       ============


         The Cooperative has received proposals to either refinance the debt associated with the transmission system or sell the transmission system through a sale/leaseback arrangement. At December 31, 2001, the transmission

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

system had a net book value of approximately $26,193,000. This proposed transaction will be subject to several conditions, including:

         o Approval of the transaction by the Board of Directors and appropriate individuals of the buyer;
         o Selection of a buyer and completion by the buyer of its due diligence;
         o Execution by the parties of a definitive agreement and all other necessary agreements; and
         o Approval of regulatory agencies having jurisdiction over the transmission system.

         At the closing, all amounts remaining unpaid with respect to the transmission capital lease obligation will be deducted from the proceeds of the sale.


14.  NOTE PAYABLE AND OTHER CAPITAL LEASES

         As of March 31, 2000, the Cooperative, through New West, agreed to make loans totaling $15 million to two fuel and lubricant subsidiaries of United Fuel and Energy Corporation ("United Fuel"). On July 12, 2000, New West entered into and the Cooperative guaranteed, with NRUCFC permission, a $15 million, three-year loan agreement with a bank. At December 31, 2001 and 2000, and March 2001, the bank loan balance was $13,667,000, $14,667,000 and $14,417,000, respectively, and is included on the balance sheet in Other notes payable, net of the $1,000,000 current portion. The bank loan agreement is payable monthly based on a fifteen-year amortization with interest at Wall Street Journal prime rate plus 1%, with such rates aggregating 5.75%, 10.5% and 9% at December 31, 2001 and 2000, and March 31, 2001, respectively.

         Simultaneously, New West loaned $15 million to United Fuel's two subsidiaries with terms and conditions substantially identical to the bank loan agreement, interest at Wall Street Journal prime rate plus 1.25%, and secured by United Fuel's stock and properties, as well as plant and equipment of the United Fuel subsidiaries. New West has pledged its security as collateral for its bank loan agreement. At December 31, 2001 and 2000, and March 31, 2001, the United Fuel note receivable balance was $13,667,000, $14,667,000 and $14,417,000, respectively, and is included on the balance sheet in Investments and notes receivable, net of the $1,000,000 current portion. See also Note 9. At closing, New West acquired a 10% interest in United Fuel for $300,000, at a cost of $3,000 per share. In January 2001, New West acquired an additional 5% net interest in United Fuel from certain selling United Fuel shareholders for $60,000, at a cost of $1,200 per share. In addition, beginning January 1, 2002, as long as United Fuel is indebted to New West or until January 1, 2010, whichever is earlier, New West has a right to acquire an additional 10% ownership in United Fuel, exercisable in annual increments of 1%-2% through January 1, 2010 at a price of $1,250 per share, subject to certain adjustments. In accordance with APB 18, the Cooperative will account for its investment in United Fuel using the cost method of accounting until its ownership in United Fuel is 20% or

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

more, at which time it will use the equity method of accounting

         The Cooperative has other miscellaneous capital leases for certain equipment. Principal payments on these capital lease obligations for the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, were less than $50,000 for any period and interest on these capital lease obligations for the same periods was less than $10,000 for any period.

         Required principal payments for the note payable and capital leases as of December 31, 2001, are as follows:

                 2002 ..............................   $  1,040,000
                 2003 ..............................     12,686,000
                                                       ------------
                                                       $ 13,726,000
                                                       ============


15. LINE OF CREDIT

         As of March 31, 2001, and December 31, 2001 and 2000, the Cooperative has a Secured Revolving Line of Credit Agreement with NRUCFC, dated June 24, 1997, aggregating $28 million, with interest payable at NRUCFC prime rate plus 1% and secured by utility plant assets. As of December 31, 2001 and 2000, and March 31, 2001, the outstanding balance of the line of credit was $28,000,000, $27,854,000 and $27,960,000, respectively, with interest rates of 5.1%, 8.55% and 8.05%, respectively. The line of credit is renewable annually and has been extended by NRUCFC to June 24, 2003. See also Note 12.

         For the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, the weighted average interest rate on the line of credit computed on a daily basis was 6.62%, 8.18%, 8.19% 6.71%, and respectively, and interest expense was $1,396,000, $1,635,000, $2,186,000 and $1,620,000, respectively.


16. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Cooperative's financial instruments at December 31, 2001 and 2000, and March 31, 2001, SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)


                                  DECEMBER 31, 2001     DECEMBER 31, 2000       MARCH 31, 2001
                                  -----------------     -----------------       --------------

                                  BOOK        FAIR       BOOK       FAIR       BOOK       FAIR
                                  VALUE       VALUE      VALUE      VALUE      VALUE      VALUE
                                  -----       -----      -----      -----      -----      -----
                                                            (unaudited)

Cash and cash equivalents ....   $  5,498   $  5,498   $    819   $    819   $  5,736   $  5,736
Mortgage notes ...............    126,458    126,458    123,388    123,388    128,778    128,778


         The book value of cash and cash equivalents approximated fair value because of the short maturity of those instruments. The carrying values of accounts receivable and account payables included in the accompanying consolidated balance sheets approximated market value at December 31, 2001 and 2000, and March 31, 2001. As described in Note 12, the Cooperative has both fixed rate and variable rate notes, but the fair value of the mortgage notes are assumed to be the same as the carrying value because the interest rates are reflective of market rates.


17. ACCRUED AND OTHER CURRENT LIABILITIES

         Accrued and other current liabilities at December 31, 2001 and 2000, and March 31, 2001, consisted of the following (in thousands):

                                             DECEMBER 31,     DECEMBER 31,      MARCH 31,
                                                 2001             2000             2001
                                             ------------     ------------     ------------
                                                              (unaudited)

Accrued taxes ..........................     $         19     $         40     $        353
Accrued interest .......................              518              808              806
Accrued payroll and benefits ...........              836              696              626
Accrued insurance claims ...............              158                -               96
Accrued other ..........................              156               18              146
Accrued retirement benefits ............               41               62               41
Accrued derivative liabilities .........              898                -                -
Customer deposits and prepayments ......              541              325              379
                                             ------------     ------------     ------------
                                             $      3,167     $      1,949     $      2,447
                                             ============     ============     ============

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

18.  RETIREMENT BENEFITS

DEFINED CONTRIBUTION PLAN

         The Cooperative has a defined contribution plan available to substantially all employees who have completed one year of service and attained age 21. The cost to provide the benefit for the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, totaled approximately $331,000, $200,000, $474,000 and $385,000, respectively.

OTHER POSTRETIREMENT BENEFITS

         The Cooperative provides continued major medical and life insurance coverage to retired employees and their dependents. The cost to maintain such benefits for the nine months ended December 31, 2001, and the years ended March 31, 2001 and 2000, totaled $227,000, $219,000, and $167,000, respectively.

         The funded status of the plan and the amounts recognized on the balance sheet as of December 31, 2001, and March 31, 2001, are as follows (in thousands):

                                                                 DECEMBER 31,       MARCH 31,
                                                                     2001              2001
                                                                 ------------      ------------

Accumulated Postretirement Benefit Obligation (APBO)--
   Actives not yet eligible ................................     $      1,651      $      1,594
   Actives fully eligible ..................................              207               206
   Retirees and dependents .................................            1,444             1,435
                                                                 ------------      ------------
      Total APBO ...........................................            3,302             3,235
Plan assets at fair value ..................................                -                 -
                                                                 ------------      ------------
Accrued postretirement benefit liability ...................            3,302             3,235
Unrecognized loss from past experience different from
  that assumed and from changes in assumptions .............             (606)             (606)
                                                                 ------------      ------------
Accrued postretirement benefit cost ........................     $      2,696      $      2,629
                                                                 ============      ============


         Changes in the accrued postretirement benefit cost for the nine months ended December 31, 2001, and the year ended March 31, 2001, are as follows (in thousands):

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

                                             DECEMBER 31,        MARCH31,
                                                 2001              2001
                                             ------------      ------------

Balance, beginning of period ...........     $      2,629      $      2,539
   Net periodic postretirement cost ....              356               339
   Contributions .......................             (289)             (249)
                                             ------------      ------------
Balance, end of period .................     $      2,696      $      2,629
                                             ============      ============

         Net periodic postretirement benefit costs for the nine months ended December 31, 2001, and the year ended March 31, 2001, and 2000, are as follow (in thousands):

                              DECEMBER 31,       MARCH 31,        MARCH 31,
                                  2001             2001             2000
                              ------------     ------------     ------------

Service cost ............     $        128     $        125     $        114
Interest cost ...........              228              214              216
                              ------------     ------------     ------------
                              $        356     $        339     $        330
                              ============     ============     ============

         The assumption used in the calculation of the costs presented above were as follows:


                             DECEMBER 31,   MARCH 31,     MARCH 31,
                                2001          2001          2000
                              --------      --------      --------
Discount rate ...........         7.25%         7.25%         7.75%
                              ========      ========      ========

         Health care cost trend rates: Medical and dental--6.5% in 2001, grading down 0.5% per year to an ultimate rate of 5% for all years beginning after 2004.

         Increasing the assumed healthcare cost trend rates by one percentage point in the nine months ended December 31, 2001, and the years ended
March 31, 2001 and 2000, would increase the APBO $430,000, $384,000 and $499,000, respectively, and the aggregate of the service and interest cost components by $51,000, $47,000 and $51,000, respectively.

         No return on plan assets was assumed in the calculation as the Cooperative holds no specified plan assets.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

19. DEFERRED CREDITS

         Deferred credits at December 31, 2001 and 2000, and March 31, 2001, consisted of the following (in thousands):

                                                                DECEMBER 31,     DECEMBER 31,       MARCH 31,
                                                                    2001             2000             2001
                                                                ------------     ------------     ------------
                                                                                 (unaudited)

         Accrued retirement benefits ......................     $      2,696     $      2,606     $      2,629
         Deferred rent income .............................                -               75               57
         Deferred executive compensation ..................              828              761              768
         Long-term equity redemption credits (Note 2) .....              368                -                -
         Unclaimed member capital credits .................               36               44               39
         Scholarship fund .................................               61               60               56
         Deferred revenue (Note 1) ........................            1,252                -                -
         Other ............................................               80               86               86
                                                                ------------     ------------     ------------
                                                                $      5,321     $      3,632     $      3,635
                                                                ============     ============     ============

          The Cooperative has a deferred executive compensation plan whereby certain employees and members of the board of directors can defer a portion of their compensation pursuant to the terms of the plan. Monies invested through the plan can be withdrawn by the respective individuals at any time, subject to applicable tax laws.

         Unclaimed member capital credits related to capital credit distribution payments made by the Cooperative to its members prior to 1998 that were returned by the postal service as undeliverable and which the Cooperative, after diligent efforts, was unable to locate. In accordance with Texas law, amounts that are undeliverable for three years must be forwarded to the Comptroller of Public Accounts. In 1997, a new law was enacted allowing nonprofit cooperative corporations to redirect a portion of unclaimed money to a scholarship funds for rural students and to an economic development fund. During the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, the Cooperative made deferred scholarship fund transfers of $12,000, $56,000, $56,000, and $10,000, respectively, and transfers to the Comptroller of $17,000, $64,000, $64,000, and $44,000, respectively.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

20. MAJOR CUSTOMERS

         For the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, the Cooperative and its subsidiaries had no customer that accounted for more than 10% of operating revenues.


21. REGULATORY MATTERS

         Under the Public Utility Regulatory Act of 1995 (the "Act"), the Cooperative has elected not to operate under the regulatory authority of the Public Utility Commission of Texas. In accordance with the Act, any changes in the Cooperative's electric rates must be approved by its Board of Directors.


22. ELECTRIC DEREGULATION

         On May 27, 1999, the Texas legislature passed a bill relating to the restructuring of the electric utility industry in Texas. The bill, among other things, freezes rates for most of the investor-owned utilities until retail competition begins on January 1, 2002, then mandates a 6% rate decrease for residential and small commercial customers. Rates will be capped for five years. Municipally owned utilities and cooperatives may elect, but are not required, to offer retail customer choice on or after January 1, 2002. The Company is presently regulated as a Cooperative. However, the interveners in the proceeding for the transfer of the Cooperative's certified territory to the Company have challenged that status. At the present time, the Cooperative's Board of Directors have elected to opt out of deregulation and delay participation in retail competition until there is more certainty concerning the various aspects.

23. RELATED PARTY ACTIVITY

         On February 22, 1999, New West and its seven-member board of directors entered into a Royalty Pool Agreement whereby a total of 15% of New West's oil and gas royalty interest were sold at cost to the directors. Under the Agreement, unsecured, interest-bearing notes were executed by the seven directors payable from their share of oil and gas royalty income. Four of the New West directors serve as directors for the Cooperative. The directors' royalty income related to New West for the nine months ended December 31, 2000, and the years ended March 31, 2001 and 2000, totaled $55,000, $65,000 and $51,000, respectively. There was no royalty income attributable to the nine months ended December 31, 2001, because the properties were contributed in an exchange as described below.

         Under the new law, electric cooperatives electing to participate in customer choice shall have the right to offer electric energy and related services at unregulated prices directly to retail customers who have customer choice

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

without regard to geographical location. Electric cooperatives electing not to participate in customer choice will not be permitted to offer electric energy at unregulated prices directly to retail customers outside its certified retail service area.

         As described in Note 8, in fiscal 2001, New West formed Map. In order to complete this transaction, the following transactions occurred simultaneously:

1. The New West Directors ("Directors") contributed mineral interests with a value of approximately $530,000 to New West in exchange for a cancellation of a note payable to New West of approximately $420,000 and 79,345 shares of Map common stock valued at approximately $44,000. The net result was an economic gain to New West (and an economic loss to the Directors) of approximately $66,000.

2. New West contributed its mineral interests with a value of approximately $3,531,000 (which included the Directors' $530,000 mineral interest) to Map in exchange for 3,675,000 shares of Map common stock valued at $2,031,000 and a $1,500,000 note receivable from Map. New West then transferred 79,345 shares of Map common stock valued at $44,000 to the Directors to satisfy its obligation under transaction 1.

3. To complete the formation of Map and to compensate the Directors for the $66,000 value they had lost in transaction 1, New West granted the Directors options to purchase 471,904 shares of Map common stock. The value of the options was approximately $61,000.

         After all of the above mentioned transactions had been completed, the Directors had received fair value for their assets contributed. Similarly, New West has paid fair value for what it has received. No gain or loss was apparent in this transaction.

         On June 19, 2001, all of the Map common stock options were exercised by the Directors for cash of approximately $200,000. This reduced New West's interest in Map from approximately 49% to approximately 42%.

         In October 1992, the Cooperative entered into an Achievement Based Contract--Southwestern Public Service Company ("ABC-SPS") with its executive officers and a former employee, a total of four individuals. In accordance with the terms of the ABC-SPS Contract, the compensation distributed to the individuals equals 2% of the annual net purchased power cost savings derived from the SPS purchased power contract compared to the prior Texas Utilities purchased power contract. The compensation is computed as of the end of each calendar year based on an assessment of the estimated savings and approved by the Cooperative's board of directors. The ABC-SPS Contract expires in October 2002. For the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000, the executive officers received and the Cooperative recorded expense of $-0-, $-0-, $124,000 and $197,000, respectively.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

         In June 1999, the Cooperative entered into an Achievement Based Compensation Contract--Merger or Acquisition With Other Electric Utilities (the "ABC-Merger Contract") with certain of its executive officers, its general counsel and its directors and advisory directors, a total of 16 individuals. In accordance with the terms of the ABC-Merger Contract, the participants receive compensation equal to 1.5% of the total assets added to the Cooperative or Energy by merger or acquisition since 1990. The ABC-Merger Contract expires in 2009. Amounts paid under the ABC-Merger Contract are allocated 60% to participating executive officers, 10% is allocated to the general counsel and 30% is allocated to directors and advisory directors. During the year ended March 31, 2000, the Cooperative recorded compensation expense of $513,000 related to the ABC-Merger Contract, including $382,000 to be paid at a later date. No amounts were accruable under the ABC-Merger Contract for the nine months ended December 31, 2001 and 2000, or for the year ended March 31, 2001.

         In August 2000, the Cooperative amended the ABC-Merger Contract by limiting total assets added to mean only those mergers or acquisitions of electric or telephone cooperatives or municipal electric systems that require only the assumption of debt and equity. The revised ABC-Merger Contract expires August 2010. No amounts have been paid under the revised ABC-Merger Contract. Upon completion of the Lamar acquisition, participants in the ABC-Merger Contract will receive approximately $525,000 as compensation.


24. COMMITMENTS AND CONTINGENCIES

         The Cooperative purchases all of its electric power pursuant to long-term wholesale electric power contracts with Southwest Public Service Company ("SPS"), Dynegy Power Marketing, Inc. ("Dynegy"), Lower Colorado River Authority ("LCRA") and Garland Power and Light("GPL"). SPS, Dynegy, LCRA and GPL contracts expire in 2013, 2002, 2016 and 2002, respectively, and account for approximately 80%, 8.5%, 10% and 1.5%, respectively, of the Cooperative's electric power purchases. The contracts for power cover kWh usage, KW demand levels, transmission, scheduling and ancillary services along with energy and fuel costs. The Cooperative's purchase power costs fluctuate based on the price of the fuel and usage. Management believes that in the event the contracts are not renewed, the Cooperative's operations will not be severely affected as new contracts can be secured at competitive rates with other electric power providers.

         The LCRA contract covers all power utilized by the McCullough division of the Cooperative and permits us to purchase 100% of the power needed to supply the native load of the division. LCRA charges the Cooperative fixed factors for energy, KW demand and scheduling services applied to our usage. LCRA's transmission charges are fixed monthly charges regulated by the Electric Reliability Council of Texas ("ERCOT"). Fuel costs paid to LCRA are the Cooperative's pro-rata share of the amounts that LCRA actually pays for fuel to generate electricity. The Cooperative is required to purchase power from LCRA, but has no minimum usage levels and only minimal penalties. The contract between LCRA and the Cooperative expires in June 2016.

         The Hunt-Collin division of the Cooperative has a contract with Dynegy to provide kWh usage and KW demand to the Cooperative and to the City of Farmersville. The contract allows the Cooperative to purchase up to 22 megawatts of

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

electricity. The Cooperative is not required to buy any power from Dynegy, but pay a fixed monthly fee ("reservation charge") of $133,000 to reserve the 22 megawatts of capacity. In addition to the reservation charge, the Cooperative pays $15 per megawatt for off-peak power purchased and a formula charge, based on the beginning of the month natural gas price, for peak power purchased. Except for the reservation charge, the Cooperative has no other minimum usage requirements or penalties. The City of Farmersville is charged its pro-rata share of all monthly chargesfrom Dynegy based on the City of Farmersville's usage of the power supplied by Dynegy and GPL. The contract between Dynegy and the Cooperative expires in May 2002. The Cooperative currently is in the final stages of negotiation with a power supplier.

         The Hunt-Collin division of the Cooperative has entered into a contract with GPL to provide ancillary and scheduling services along with providing 4 megawatts of additional capacity to the Hunt-Collin division of the Cooperative and to the City of Farmersville. The GPL contract will require the Cooperative to pay an average monthly amount of $22,700 for 4 megawatts of capacity and a fixed price of $17,700 per month for scheduling and ancillary services. The Cooperative must pay for capacity, scheduling and ancillary services regardless of usage. Actual energy and fuel charges are a variable factor charged against actualusage with no minimum cost. The City of Farmersville is charged its pro-rata share of all monthly charges based on the City of Farmersville's usage of the power supplied by Dynegy and GPL. The GPL contract runs concurrent to the Dynegy contract and expires in May 2002. The Cooperative currently is in the final stages of negotiation with a power supplier.

         Various members of ERCOT provide the Hunt-Collin division of the Cooperative and the City of Farmersville with transmission services. ERCOT regulates the transmission rates that are charged by the ERCOT members. The Hunt-Collin division of the Cooperative and the City of Farmersville pay a fixed monthly fee based on the estimated usage submitted prior to the beginning of each year. There is no contract with the individual ERCOT members. Taking power over the ERCOT network requires the Cooperative to pay fees regulated by ERCOT. The annual charges to use the ERCOT transmission network cover the period of January 1st to December 31st of each year. Withdrawing from ERCOT and using other transmission services relieves the user of further charges. Because the use of the network is governed by ERCOT and falls under the jurisdiction of the Texas Public Utility Commission, a contract is not required with each ERCOT member. The City of Farmersville is charged its pro-rata share of all monthly charges from the ERCOT companies based on the City of Farmersville's usage of the power supplied by Dynegy and GPL.

         The Cooperative's other two divisions, Stanton and Lone Wolf, have a contract with SPS. The SPS contract has no minimum kWh usage requirements, but does have minimum charges for KW demand and transmission services. The Cooperative must pay a minimum of 65% of the prior twelve months highest monthly KW demand usage multiplied by a fixed rate along with their pro-rata share of the fixed transmission costs based on the Cooperative's prior twelve months usage as a percentage of all SPS usage. The SPS contract allows the Cooperative to purchase all power needed. Energy, KW demand, ancillary services and scheduling charges are based on fixed factors charged against usage. The Cooperative also pays a pro-rata share of SPS's FERC regulated transmission charges. Fuel costs paid to SPS are based on SPS's actual cost of fuel used to generate electricity. The SPS contract expires in December 2013.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

         In the proceeding before the Public Utility Commission of Texas ("TPUC") to consider the application of the Cooperative and Energy to transfer the Cooperative's certified territory to Energy, several entities have intervened, most at the request and urging of a group of customers known as the St. Lawrence Cotton Grower's Association. Among other things, the interveners have attacked the validity of the October 20, 1998, vote which adopted the Conversion Plan to convert the Cooperative to a stock company. The Cooperative believes it will prevail on this and all issues in this proceeding.

         Recently, the Cooperative received a demand letter from an attorney claiming to represent members or shareholders of the Cooperative. Such letter purports to be a derivative action demand under Article 5.14 section C of the Texas Business Corporation Act. The letter generally asserts wrongdoing by the Board and management because the vote at the October 20, 1998, membership meeting at which the conversion plan was adopted was not a valid vote. Management is currently evaluating the demand. The Cooperative believes the claims outlined in the letter have no merit.

         The Cooperative is involved in various litigation matters, none of which is expected to have a material impact on the financial condition, operating results or liquidity of the Cooperative.

         As a result of the common stock purchase commitment, the Cooperative's successor, Energy, may be required to purchase, at $10 per share, all shares offered to it by eligible interest owners as defined in the conversion plan. Such purchase commitment aggregates $13,023,550 at December 31, 2001.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

25.  INCOME TAXES

         The Cooperative and New Corp are tax-exempt organizations under Internal Revenue Code Section 501(c)(12). Energy, Cap Star, New West and CRCFC are taxable organizations for Internal Revenue Service purposes and file separate federal income tax returns. No income tax expense has been recorded for the nine months ended December 31, 2001 and 2000, and the years ended March 31, 2001 and 2000.

         The components of the consolidated net deferred tax assets and liabilities as of December 31, 2001, and March 31, 2001, are as follows (in thousands):

                                                     DECEMBER 31,        MARCH 31,
                                                         2001              2001
                                                     ------------      ------------

        Deferred tax assets--
           Net operating losses ................     $      5,269      $      5,703
           General business credits ............            2,718               104
                                                     ------------      ------------
              Net deferred tax assets ..........            7,987             5,807
                                                     ------------      ------------
        Deferred tax liabilities--
           Patronage dividends .................           (1,670)           (2,263)
                                                     ------------      ------------
        Less--Valuation allowance ..............           (6,317)           (3,544)
                                                     ------------      ------------
              Net deferred tax .................              $ -               $ -
                                                     ============      ============

         The Cooperative has federal income tax net operating loss carry forwards at December 31, 2001, of approximately $15,056,000, which are scheduled to expire in 2004 through 2020. As a result of a lack of a favorable earnings history, the Cooperative has recorded a 100% valuation allowance against its net tax assets at December 31, 2001.

         All of the differences between the statutory income tax rates and the effective income tax rates are attributable to the change in the valuation allowance.


26.  SUBSEQUENT EVENTS

         Energy has registered shares of its common stock with the U. S. Securities and Exchange Commission as of February 8, 2002, and those shares were then immediately distributed to the Cooperative's members and holders of equity accounts that chose that option in connection with the conversion plan. On March 14, 2002, the common stock of Energy was approved for listing on the American Stock Exchange, and trading began March 14, 2002.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

         The Cooperative guaranteed debt of certain associated organizations (see Note 8). In March 2002, the holder of the guaranteed debt called the debt, with such amounts aggregating $48,000 as due from the Cooperative.

         In the first quarter of 2002, and pursuant to the Conversion Plan, all of the assets and liabilities of the Cooperative have been transferred to Energy.


27. SEGMENT INFORMATION

         The Cooperative has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." Substantially all of the Cooperative's operations are conducted primarily in Texas and involve the following business segments:

                  Utility--electric sales and various electric services;

                  Other--oil and gas, real estate and other investments; and,

                  Corporate--general corporate activities including cash and temporary cash investments, various notes receivable, miscellaneous investments and interest expense.

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

         Business segment information as of and for the nine months ended December 31, 2001 and 2000, and for years ended March 31, 2001 and 2000, is as follows (in thousands):


                                                UTILITY           OTHER           CORPORATE            TOTAL
                                                -------           -----           ---------            -----
Operating revenues
   December 31, 2001 ...................     $     52,769     $        353      $          -      $     53,122
   December 31, 2000 ...................           51,425              675                 -            52,100
   March 31, 2001 ......................           71,715              750                 -            72,465
   March 31, 2000 ......................           55,737              654                 -            56,391
Net income (loss)
   December 31, 2001 ...................           11,478               32            (7,080)            4,430
   December 31, 2000 ...................            5,856           (1,043)           (8,729)           (3,916)
   March 31, 2001 ......................            8,320           (3,873)           (8,628)           (4,181)
   March 31, 2000 ......................            4,860           (3,585)           (7,014)           (5,739)
Identifiable assets
   December 31, 2001 ...................          189,456            4,026            20,977           214,459
   December 31, 2000 ...................          192,300            5,720            20,362           218,382
   March 31, 2001 ......................          192,054            4,397            24,744           221,195
   March 31, 2000 ......................          189,732            5,569             5,580           200,881
Capital expenditures
   December 31, 2001 ...................            4,257               76                 -             4,333
   December 31, 2000 ...................            8,275              925                 -             9,200
   March 31, 2001 ......................           10,367              360                 -            10,727
   March 31, 2000 ......................            9,877            1,973                 -            11,850
Depreciation and amortization
   December 31, 2001 ...................            8,284               44                 -             8,328
   December 31, 2000 ...................            7,893               47                 -             7,940
   March 31, 2001 ......................           10,576              287                 -            10,863
   March 31, 2000 ......................            9,846               64                 -             9,910
Interest expense, net
   December 31, 2001 ...................                -                -             8,004             8,004
   December 31, 2000 ...................                -                -             7,903             7,903
   March 31, 2001 ......................                -                -            11,832            11,832
   March 31, 2000 ......................                -                -             7,932             7,932

              CAP ROCK ELECTRIC COOPERATIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, AND MARCH 31, 2001 AND 2000
               (INFORMATION AS OF DECEMBER 31, 2000 IS UNAUDITED)

28.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table summarizes results for each of the three quarters in the nine months ended December 31, 2001:


                                                                                            QUARTER ENDED
                                                                 -----------------------------------------------------------------
                                                                   MARCH 31,         JUNE 30,        SEPTEMBER 30,    DECEMBER 31,
                                                                 ------------      ------------      ------------     ------------
                                                                                 (IN THOUSANDS)

    Period ended December 2001
       Total revenues ......................................     $     19,545      $     18,150      $     21,578     $     13,394
       Operating margins (loss) ............................           (2,427)             (645)            3,104             (483)
       Net income (loss) ...................................             (265)             (199)            4,743             (114)
       Pro forma net income (loss) per common share ........             (.20)             (.15)             3.64             (.09)

                                                                                            QUARTER ENDED
                                                                 -----------------------------------------------------------------
                                                                   MARCH 31,         JUNE 30,        SEPTEMBER 30,    DECEMBER 31,
                                                                 ------------      ------------      ------------     ------------
                                                                                 (IN THOUSANDS)

    Period ended December 2000
       Total revenues ......................................           *           $     14,967      $     20,200     $     17,673
       Operating margins (loss) ............................           *                 (1,177)               96           (4,003)
       Net income (loss) ...................................           *                   (146)            1,236           (5,006)
       Pro forma net income (loss) per common share ........           *                   (.11)              .95            (3.84)

* Information unavailable