Form 10-Q
period 2002-03-31
CAP ROCK ENERGY CORP
filed 2002-05-15
CIK 1129162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2002

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /

As of March 31, 2002, the Registrant had 1,302,355 shares of its $.01 par value common stock issued and outstanding.

                           CAP ROCK ENERGY CORPORATION

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                                                              PAGE
                                                                                                                           NO.
                                                                                                                           ---
     Consolidated Balance Sheets -
     March 31, 2002 and December 31, 2001............................................................................        3

     Consolidated Statements of Operations -
     Three Months Ended March 31, 2002 and 2001......................................................................        4

     Consolidated Statement of Equity -
     Three Months Ended March 31, 2002 and 2001......................................................................        5

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2002 and 2001......................................................................        6

     Notes to Consolidated Financial Statements......................................................................        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................        9

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................................................................       12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................................       12

                  CAP ROCK ENERGY CORPORATION. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    March 31,        December 31,
                                                                       2002             2001
                                                                  ------------       -----------
                                 ASSETS                             Successor        Predecessor
                                                                   (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                     $      3,972       $     5,498
    Accounts receivable:
          Electric sales, net                                            4,357             3,642
          Other                                                            507               497
    Current portion of notes receivable                                  1,000             1,000
    Purchased power cost subject to recovery                             3,387                 -
    Other current assets                                                   529             1,419
                                                                  ------------       -----------
          Total current assets                                          13,752            12,056
                                                                  ------------       -----------

INVESTMENTS AND NOTES RECEIVABLE                                        25,532            25,904
UTILITY PLANT, NET                                                     162,700           164,547
NONUTILITY PROPERTY, NET                                                 1,608             1,623
OTHER ASSETS                                                             8,993            10,329
                                                                  ------------       -----------
                                                                  $    212,585       $   214,459
                                                                  ============       ===========

                         LIABILITIES AND EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                             $      9,222       $     9,131
    Accounts payable:
     Purchased power                                                     2,845             3,057
     Other                                                               1,232             3,165
    Equity redemption credits                                              588               827
    Purchased power cost subject to refund                                   -               387
    Accrued and other current liabilities                                2,718             3,167
                                                                  ------------       -----------
       Total current liabilities                                        16,605            19,734
                                                                  ------------       -----------

LONG-TERM DEBT, NET OF CURRENT PORTION:
    Mortgage notes                                                     122,689           123,414
    Line of credit                                                      28,000            28,000
    Capital lease - transmission system                                 16,324            17,632
    Note payable and other capital leases                               12,433            12,686
                                                                  ------------       -----------
         Total long-term debt                                          179,446           181,732
                                                                  ------------       -----------

DEFERRED CREDITS                                                         7,752             5,321

TEMPORARY EQUITY                                                        12,847                 -
STOCKHOLDERS' EQUITY:
    Common  stock                                                           13                 -
    Paid in capital                                                     (6,860)                -
    Retained earnings                                                    2,782                 -
                                                                  ------------       -----------
    Total stockholders' equity                                          (4,065)                -
                                                                  ------------       -----------
EQUITIES AND MARGINS                                                         -             7,672
                                                                  ------------       -----------
                                                                  $    212,585       $   214,459
                                                                  ============       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      CAP ROCK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      2002              2001
                                                                  ------------       -----------
                                                                   Successor         Predecessor
OPERATING REVENUES:
  Electric sales                                                  $     17,889       $    20,090
  Gas sales and royalty income                                               -               118
  Other                                                                    230               157
                                                                  ------------       -----------
    Total operating revenues                                            18,119            20,365
                                                                  ------------       -----------

OPERATING EXPENSES:
  Purchased power                                                        8,760            12,588
  Operations                                                               941             1,101
  Maintenance                                                              732               376
  Administrative and general                                             1,414             1,621
  Depreciation and amortization                                          1,546             1,831
  Property taxes                                                           444               384
  Interest expense, net of capitalized interest                          1,718             3,267
  Other                                                                     56               142
                                                                  ------------       -----------
    Total operating expenses                                            15,611            21,310
                                                                  ------------       -----------

          Operating income (loss)                                        2,508              (945)
                                                                  ------------       -----------

NONOPERATING MARGINS:
  Allocation of income from associated organizations                         7                 3
  Interest and other income                                                259               550
  Equity earnings in MAP                                                     8               127
                                                                  ------------       -----------
    Total other income                                                     274               680
                                                                  ------------       -----------

          Net income  (loss)                                      $      2,782       $      (265)

BASIC AND DILUTED EARNINGS PER SHARE:
  Shares outstanding (2001 Pro forma)                                    1,302             1,302
                                                                  ============       ===========
  Income (loss) from continuing operations:
          Net income (loss) per share                             $       2.14       $     (0.20)
                                                                  ============       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                           CAP ROCK ENERGY CORPORATION
                        CONSOLIDATED STATEMENT OF EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SUCCESSOR
                                                ------------------------------------------------
                                                                                      TOTAL
                                     TEMPORARY   Common Stock   Paid in   Retained  STOCKHOLDERS'
                                      EQUITY    # shares Value  Capital   Earnings     EQUITY
                                     ---------  -------- -----  --------  --------  -------------
Balance December 31, 2001

Issuance of the Company's common                   1,302 $  13                      $         13
stock to the Cooperative in exchange                            $ (4,718)                 (4,718)
for its net assets and liabilities

Conversion costs                                                  (1,685)                 (1,685)

Distribution by the Cooperative of                                12,390                  12,390
shares of the Company's common
stock to the Cooperative's members

Reclassification of purchase option  $  13,024                   (13,024)                (13,024)
commitment to Temporary Equity

Stockholder transfers of Company          (177)                      177                     177
stock, thus negating the purchase
option commitment

Net income                                                                   2,782         2,782
                                     ---------     ----- -----  --------  --------  ------------

Balance March 31, 2002               $  12,847     1,302 $  13  $ (6,860) $  2,782  $     (4,065)
                                     =========     ===== =====  ========  ========  ============

                                                 PREDECESSOR
                                      ----------------------------------------
                                                 Patronage Capital     Total
                                       Other      Obligated to be     Margins
                                   Equities and     converted to        and
                                      Margins    Shareholder Equity   Equities
                                     ---------   ------------------   --------
Balance December 31, 2001             $  (4,718) $           12,390   $  7,672

Issuance of the Company's common
stock to the Cooperative in exchange      4,718                          4,718
for its net assets and liabilities

Conversion costs

Distribution by the Cooperative of                          (12,390)   (12,390)
shares of the Company's common
stock to the Cooperative's members

Reclassification of purchase option
commitment to Temporary Equity

Stockholder transfers of Company
stock, thus negating the purchase
option commitment

Net income
                                      ---------  ------------------   --------

Balance March 31, 2002                $       -  $                -   $      -
                                      =========  ==================   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  CAP ROCK ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                     2002               2001
                                                                   ----------        -----------
                                                                   SUCCESSOR         PREDECESSOR
   CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                          $    2,782         $     (265)
        Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation and amortization                                   2,895              2,923
        Equity earnings in Map                                             (8)              (127)
        Change in:
          Other assets/deferred credits                                 2,121               (572)
          Accounts receivable                                            (724)            (1,093)
          Purchased power cost subject to refund/recovery              (3,774)               241
          Other current assets                                            890                140
          Accounts payable and accrued expenses                        (2,594)              (340)
        Other                                                               -                383
                                                                   ----------        -----------
          Net cash provided by operating activities                     1,588              1,290
                                                                   ----------        -----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
        Utility plant additions, net                                     (904)            (1,439)
        Additions/deletions to nonutility investments                     130               (935)
        Collection of notes receivable                                    250                400
        Restricted cash investment                                          -              1,900
        Other                                                               -                527
                                                                   ----------        -----------
           Net cash provided by (used in) investing
                activities                                               (524)               453
                                                                   ----------        -----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under lines of credit                                -                106
        Proceeds from mortgage notes                                        -              6,110
        Payments on mortgage notes                                       (710)              (721)
        Payments on other long-term debt and capital leases            (1,486)            (1,406)
        Retirement of former member equity                               (394)              (915)
                                                                   ----------        -----------
           Net cash provided by (used in)  financing
                activities                                             (2,590)             3,174
                                                                   ----------        -----------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,526)             4,917
   CASH AND CASH EQUIVALENTS:
        Beginning of period                                             5,498                819
                                                                   ----------        -----------
        End of period                                              $    3,972         $    5,736
                                                                   ==========        ===========

   SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid during the period for interest                   $    1,776         $    3,200
                                                                   ==========        ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  CAP ROCK ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the "Company" and the "successor"), and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements presented for the periods ending on or before December 31, 2001, are the historical consolidated financial statements of the Cooperative (the "Cooperative" and "predecessor"), and the financial statements for periods ending after January 1, 2002, are those of the successor, Cap Rock Energy Corporation. In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2002, and the successor's financial position as of March 31, 2001, and their respective consolidated results of operations and cash flows for the three months ended March 31, 2002, and 2001. The consolidated results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 filed by the Registrant with the Securities and Exchange Commission (Commission File No. 333-53112), and the Company's annual Form 10-K and the quarterly reports on Form 10-Q.

2.   CORPORATE RESTRUCTURING

In October 1998, the members of the Company's predecessor, Cap Rock Electric Cooperative, Inc., adopted a conversion plan (the Plan) to reorganize the Cooperative from a member owned electric cooperative to a shareholder owned business corporation. In connection with that Plan, Cap Rock Energy Corporation was formed in January 1999. In accordance with the Plan, the Board of Directors of the Cooperative elected to transfer all of the assets and liabilities of the Cooperative to the Company in exchange for common stock of the Company, and to distribute such stock to the Cooperative's members and holders of equity accounts. As part of the Plan, certain current and former members of the Cooperative were offered the right to receive electric credits or a discounted cash payment for their interests in the Cooperative in lieu of common stock. Effective January 1, 2002, all assets and liabilities of the Cooperative were transferred to the Company in exchange for common stock. The Company has registered those shares of common stock with the U. S. Securities and Exchange Commission, and as of February 8, 2002, they were distributed to the Cooperative's members. On March 14, 2002, the Company's common stock was approved for listing on the American Stock Exchange.

An additional part of the Plan provided that commencing one year from the date of the distribution of the Company's common stock to the current and former members of the Cooperative and ending 60 days thereafter, the Company will offer to purchase at a price of $10.00 per share all of the shares of its common stock that were distributed in connection with the Plan and that are then held of record by the original recipients of the shares. Accordingly, the Company will classify each share of common stock issued in connection with the Plan as Temporary equity until (i) the Company's offer to purchase the share from the original shareholder expires, which will result in a reclassification from Temporary equity to the Company's equity account, (ii) the original shareholder transfers the share to another party, which will result in a reclassification from Temporary equity to the Company's equity account, or (iii) the original shareholder tenders the share to the Company in response to the Company's offer to purchase the share, which will result in a reclassification from Temporary equity to a liability. During the first quarter, 18,000 shares of stock had been transferred from the original holders to other parties. Accordingly, these shares have been reclassified from Temporary equity to Paid in capital. As of May 9, 2002, an additional 46,000 shares of stock had been transferred from the original holders, thus decreasing Temporary equity an additional $460,000, for a total Temporary equity of $12,386,000. The Company's exposure is the net of the $10 purchase price per share less the market value of the stock at the time the original shareholder tenders his shares for purchase by the Company.

As part of the conversion, deferred stock conversion costs of $1,685,000 were reclassified from Other Assets to Additional paid in capital.

3.   INCOME TAXES

Unlike the predecessor company, Cap Rock Energy Corporation is a taxable entity. One of it's wholly-owned subsidiaries, NewCorp Resources Electric Cooperative, Inc., (NewCorp), is a tax-exempt cooperative under IRS Code Section 501(c)(12), and files a separate tax return. No income tax expense has been recorded for the three months ended March 31, 2002, because net operating loss carryforwards are available to reduce any taxable income in the first quarter.

4.   NEW ACCOUNTING STANDARDS

Effective April 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company's predecessor entered into two derivative transactions during the quarter ended June 30, 2001, to fix a portion of the natural gas component of the related power costs over the next twelve months to its customers, power bills. These transactions fixed the price on approximately 35,000 to 260,000 MMBtus of natural gas at fixed prices ranging from $3.79 to $5.31 an MMBtu. All payments made or received in connection with these transactions will be collected or rebated to customers through the power cost recovery component of its customers power bills. The fair market value of the aforementioned transactions at March 31, 2002, is a $482,000 liability, which is included in Other current liabilities in the March 31, 2002, balance sheet. A corresponding regulatory asset is included in Other current assets, as all the amounts paid or received will be passed through to the Company's customers through the purchased power recovery account.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires, among other things, all business combinations initiated after March 31, 2002, be accounted for using the purchase method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed and the remaining amortization periods adjusted accordingly. Management has adopted SFAS 142 and, because the amount of goodwill or other intangible assets in minimal in our financial statements, the impact from the adoption of SFAS 142 is immaterial.

5.   CHANGE IN YEAR END

As of October 23, 2001, the Board of Directors adopted a resolution changing the date of the Company's fiscal year end from March 31 to December 31, effective for the year ended December 31, 2001. The Company filed Form 8-K with the SEC on November 6, 2001, notifying them of such change.

6.   CONTINGENCIES

In the proceeding before the Public Utility Commission of Texas to consider the application of the Cooperative and the Company to transfer the Cooperative's certified territory to the Company, several entities have intervened, most at the request and urging of a group of customers known as the St. Lawrence Cotton Grower's Association. Among other things, the interveners have attacked the validity of the October 20, 1998, vote which adopted the Conversion Plan to convert the Cooperative to a stock company. The Company believes it will prevail on this and all issues in this proceeding.

In March 2002, the Cooperative received a demand letter from an attorney claiming to represent members or shareholders of the Cooperative. Such letter purports to be a derivative action demand under Article 5.14 section C of the Texas Business Corporation Act. The letter generally asserts wrongdoing by the Board and management because the vote at the October 20, 1998, membership meeting at which the conversion plan was adopted was not a valid vote and demands that the Board remedy the alleged wrongdoing. Management has evaluated the demands and responded to them. The Company believes the claims outlined in the letter have no merit.

The Cooperative is involved in various litigation matters, none of which is expected to have a material impact on the financial condition, operating results or liquidity of the Company.

7.   NOTE RECEIVABLE

On May 7, 2002, the Company was notified by United Fuel and Energy Corporation ("United Fuel") of three technical defaults in connection with notes receivable on the Company's books and is related to cross-collateralization of a Company loan with a bank. Two of the deficiencies reported by United Fuel related to submission of their financial statements to the Company. The third deficiency related to capital expenditures which exceeded the maximum limit, but such excess expenditures have not impaired performance. The bank has been notified of the matter. Management believes the investment and the receivable are not impaired and the Company will realize these assets.

8.   RECLASSIFICATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition and future operations. These statements, based on our expectation and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

          -  General business conditions;
          -  Increased competition in the electric utility industry;
          -  Changes in our tax status;
          -  Demands for and cost of electric power;
          - Federal and state legislative and regulatory actions and legal and administrative proceedings;
          -  Changes in and compliance with environmental laws and policies;
          -  Weather conditions; and,
          -  Unexpected changes in operating expenses and capital expenditures.

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

OVERVIEW

The Registrant is successor in interest to Cap Rock Electric Cooperative, Inc., which was a member-owned cooperative founded in 1939. The Registrant was formed on January 1, 1999, in conjunction with a corporate restructuring plan involving the conversion of the Cooperative from a Texas electric cooperative to a Texas business corporation. Effective January 1, 2002, all assets and liabilities of the Cooperative were transferred to the Company in exchange for common stock. The financial statements presented for the periods ending on or before December 31, 2001, are the historical consolidated financial statements of the Cooperative, and the financial statements for periods ending after January 1, 2002, are those of the successor, Cap Rock Energy Corporation.

RESULTS OF OPERATIONS

Electric revenues decreased by $2,201,000 or 11% for the three month period ended March 31, 2002, as compared to the same three month period in 2001. Several factors contributed to this change. The weather during the 2002 quarter was extraordinarily mild, thus reducing consumption by residential customers. The Southwest region of the United States has been experiencing a drought for several years; this coupled with poor commodity prices has forced many farmers to cut back or cease operations. Factors which have mitigated the decrease include a portion of a 15% phased-in rate increase which began December 2000 and culminated in July 2001. In addition, recovery of previously expensed purchased power costs contributed $545,000 to electric sales.

Purchased power expenses decreased $3,828,000 or 30%. This expense generally moves in relation to electric demand. The change is greater for purchased power than electric sales because electric sales also included a recovery of $545,000 which had previously been expensed. In addition, power costs in the 2001 quarter were greater than the comparable quarter in 2002 because of increased fuel costs. This was a result of a spike in natural gas prices in the 2001 quarter, which is the major component of purchased power costs.

Interest expense decreased $1,549,000 or 47% for the quarter ended March 31, 2002, as compared to the same quarter for 2001. Total indebtedness declined $8,852,000 between the two periods, coupled with interest rate declines of more than 3.5%, resulted in greatly reduced interest expense.

Maintenance expense was greater by $356,000 for the quarter ended March 31, 2002, as compared to the same quarter in 2001. One of the largest contributing factors to this change was the effect of the ice storms that occurred during the Christmas holidays of 2000. Because of the resources demanded to cope with the immediate need, as well as the subsequent clean-up and non-emergency services rendered later, personnel were diverted from their regular maintenance operations. Therefore, maintenance expense for the 2001 quarter was unusually low. In addition, management has attempted to reduce non-essential expenditures for the 2002 quarter.

Depreciation and amortization decreased $285,000 or 16%. The majority of the decrease between the two three month periods is due to a decrease in depreciable Utility Plant.

There was a decrease of $207,000, or 13%, in Administrative and general expense between the quarters ended March 31, 2002 and 2001. The majority of the changes are due to one time expenses associated with a departing officer in 2001, less expenditures for legal costs in 2002, and reduced costs for meetings of the Board of Directors in 2002.

Operations expense decreased $160,000 or 15% for the quarter ended March 31, 2002, as compared to the same quarter for 2001. No one item accounted for the major difference, but management has attempted to reduce any non-essential expenditures for the 2002 quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had:

     -    Cash and cash equivalents of $3,972,000;
     -    A working capital deficit of $2,853,000; and
     -    Long-term indebtedness of $179,446,000, net of current portion.

Historically, the Company's primary sources of liquidity have been cash flows from operations and additional borrowings from NRUCFC, the Company's primary lender. These borrowings are collateralized by substantially all of the Company's utility plant assets. The existing long-term debt consists of a series of loans from the NRUCFC that impose various restrictive covenants, including the prohibition of additional secured indebtedness or the guaranty of such, and requires the maintenance of a debt service coverage ratio, as defined in the NRUCFC loan agreements. In addition, the Company may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its customers if the ratio of equity to total assets is less than a stated percentage. At March 31, 2002, the Company was in compliance with its NRUCFC loan agreements or had obtained waivers of certain covenants therein that the Company was required to meet.

As of March 31, 2002, the Company had utilized all available borrowing capacity under the NRUCFC loan agreements. Historically, the majority of the Company's utility plant additions have been financed with long-term borrowings from NRUCFC. In order for the Company to meet its working capital needs, debt service requirements, common stock purchase commitments and planned capital expenditures, it is in the process of:

     -    Securing new financing;
     -    Reducing short-term capital expenditures; and
     -    Selling nonstrategic assets.

The Company has received proposals to either refinance the debt associated with the transmission system or sell the transmission system through a sale/leaseback arrangement. Any proposed transaction would be subject to several conditions, including:

     - Approval of the transaction by the Company's Board of Directors and appropriate individuals of the buyer or lender;
     -    Completion by the buyer or lender of its due diligence;
     - Execution by the parties of a definitive agreement and all other necessary agreements; and
     - Approval of regulatory agencies having jurisdiction over the transmission system, if applicable or necessary.

At the closing, all amounts remaining unpaid with respect to the Company's existing capital lease obligation on the transmission system will be deducted from the proceeds of the proposed transaction. Management of the Company expects to use the remaining net proceeds to satisfy, among other items, its stock conversion and common stock purchase commitments, general working capital purposes, planned capital expenditures and capital improvements, debt service and a reserve for potential mergers and/or acquisitions.

Commencing one year from the date of the distribution of the Company's common stock to the current and former members of the Cooperative in connection with the corporate restructuring plan and ending 60 days thereafter, the Company will offer to purchase at a price of $10.00 per share all of its shares of common stock that were distributed in connection with the Plan and that are then held of record by the original recipient of the shares. The maximum amount of the purchase offer as of May 9, 2002, is $12,386,000. The Company's exposure is the net of the $10 purchase price per share less the market value of the stock at the time the original shareholder tenders his shares for purchase by the Company.

During the quarter ended March 31, 2002, cash provided by operating activities was $1,588,000 compared to $1,290,000 for the same quarter in 2001, an increase of $298,000 or 23%. The increase was a net combination of items: increased cash flows generated by rate increases effective in 2001 and recognition of deferred revenue in the 2002 period, a decrease in interest expense, mitigated by large net decreases in some liabilities and large increases in some assets.

Cash used in investing activities during 2002 was $524,000 as compared to $453,000 provided by investing activities in 2001, a decrease of $977,000. The decrease was primarily due to a slow-down in the Company's capital additions during the 2002 period, as well as the release of a restricted cash investment.

During the quarter ended March 31, 2002, cash used by financing activities was $2,590,000, as compared to cash provided of $3,174,000 for the same quarter in 2001. The majority of the total change was because of additional borrowings of debt of $6,216,000 in the 2001 quarter, whereas the 2002 quarter saw no new borrowings of debt. Retirement of former member equity for the 2002 quarter was $521,000 less than the comparable quarter in 2001, because the 2002 period reflected only credits on electric bills in connection with the rescission offer, whereas the 2001 period also included cash payments in connection with the conversion plan.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than certain legal proceeding arising in the ordinary course of business, and litigation arising out of the Company's acquisition of Lamar County Electric Cooperative Association, as well as the litigation regarding the transfer of the Cooperative's certified territory to the Company and a threat of a derivative lawsuit by one or more former members of the Cooperative (as more fully described in the Company's 10-K and footnote 6. to this Form 10-Q), which management believes will not have a material adverse impact on the results of operations or financial condition of the Company, there is no other litigation pending or threatened against the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (b)    Form 8-K Reporting Date - March 5, 2002

               Item Reported:  Item 5:  Other events

               On March 5, 2002, the common stock of the Company was approved for listing on the American Stock Exchange. The first day for the 1,302,355 shares of common stock to be listed was March 14, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CAP ROCK ENERGY CORPORATION


May 15, 2002                                        /s/ Lee D. Atkins
                                                    -------------------------
                                                    Lee D. Atkins
                                                    Senior Vice President and
                                                    Chief Financial Officer