Form 10-Q
period 2002-06-30
CAP ROCK ENERGY CORP
filed 2002-08-13
CIK 1129162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-32667

CAP ROCK ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

TEXAS	75-2794300
(State or Other Jurisdiction of	(I.R.S Employer
Incorporation or Organization)	Identification No.)

500 West Wall Street, Suite 400, Midland, Texas	79701
(Address of Principal Executive Offices)	(Zip Code)

(915) 683-5422
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of June 30, 2002, the Registrant had 1,302,355 shares of its $.01 par value common stock issued and outstanding.

CAP ROCK ENERGY CORPORATION

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2002	2001
	Successor	Predecessor
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,668	$5,498
Accounts receivable:
Electric sales, net	4,385	3,642
Other	559	497
Current portion of notes receivable	1,000	1,000
Purchased power subject to recovery	3,863	—
Other current assets	231	1,419
Total current assets	14,706	12,056

Investments and notes receivable	25,364	25,904
Utility plant, net	161,655	164,547
Nonutility property, net	1,583	1,623
Other assets	9,368	10,329
	$212,676	$214,459
LIABILITIES AND EQUITIES
Current liabilities:
Current portion of long-term debt	$9,421	$9,131
Line of credit	28,000	—
Accounts payable:
Purchased power	2,929	3,057
Other	2,277	3,165
Equity redemption credits	445	827
Purchased power cost subject to refund	—	387
Accrued and other current liabilities	3,342	3,167
Total current liabilities	46,414	19,734

Long-term debt, net of current portion:
Mortgage notes	121,946	123,414
Line of credit	—	28,000
Capital lease — transmission system	14,978	17,632
Note payable and other capital leases	12,545	12,686
Total long-term debt	149,469	181,732

Deferred credits	7,109	5,321

Temporary equity	12,130	—

Stockholders’ equity:
Common stock	13	—
Paid in capital	(6,166)	—
Retained earnings	3,707	—
Total stockholders’ equity	(2,446)	—
Equities and margins	—	7,672
	$212,676	$214,459

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	Successor	Predecessor	Successor	Predecessor
Operating revenues:
Electric sales	$17,946	$17,854	$35,835	$37,944
Gas sales and royalty income	—	—	—	118
Other	354	296	584	453
Total operating revenues	18,300	18,150	36,419	38,515

Operating expenses:
Purchased power	9,587	10,862	18,347	23,450
Operations	1,041	1,027	1,982	2,128
Maintenance	916	915	1,648	1,291
General and administrative	2,173	982	3,587	2,603
Depreciation and amortization	1,555	1,515	3,101	3,346
Property taxes	469	357	913	741
Other	50	149	106	291
Total operating expenses	15,791	15,807	29,684	33,850
Operating income	2,509	2,343	6,735	4,665

Other income (expense):
Return on investments in associated organizations	—	—	7	3
Interest expense, net of capitalized interest	(1,879)	(2,988)	(3,597)	(6,255)
Interest and other income	278	446	537	996
Equity earnings in MAP	17	—	25	127
Total other income (expense)	(1,584)	(2,542)	(3,028)	(5,129)

Net income (loss) before income taxes	925	(199)	3,707	(464)

Income tax (expense) benefit	—	—	—	—

Net income (loss)	$925	$(199)	$3,707	$(464)

Basic and Diluted Earnings Per Share:
Shares outstanding (2001 Pro Forma)	1,302	1,302	1,302	1,302
Net income (loss) per share (in dollars)	$0.71	$(0.15)	$2.85	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statement of Equity

(In thousands)

(Unaudited)

	Successor						Predecessor
	Temporary	Common Stock		Paid in	Retained	Total Stockholders'	Other Equities and	Patronage Capital Obligated to be converted to Shareholder	Total Margins and
	Equity	# shares	Value	Capital	Earnings	Equity	Margins	Equity	Equities
Balance December 31, 2001							$(4,718)	$12,390	$7,672

Issuance of the Company's common stock to the Cooperative in exchange for its net assets and liabilities		1,302	$13	$(4,718)		$13 (4,718)	4,718		4,718

Conversion costs				(1,685)		(1,685)

Distribution by the Cooperative of shares of the Company's common stock to the Cooperative's members				12,390		12,390		(12,390)	(12,390)

Reclassification of purchase option commitment to Temporary Equity	$13,024			(13,024)		(13,024)

Stockholder transfers of Company stock, negating the purchase option commitment	(894)			894		894

Payments to former Cooperative members for fractional shares and other redemption equity				(23)		(23)

Net income					3,707	3,707

Balance June 30, 2002	$12,130	1,302	$13	$(6,166)	$3,707	$(2,446)	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2002	2001
	Successor	Predecessor
Cash Flows From Operating Activities:
Net income (loss)	$3,707	$(464)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,708	6,160
Equity earnings in MAP	(25)	(127)
Changes in operating assets and liabilities:
Other assets/deferred credits	1,073	(1,065)
Accounts receivable	(805)	(11)
Purchased power cost subject to refund/recovery	(4,250)	539
Other current assets	1,188	(1,498)
Accounts payable and accrued expenses	(841)	3,126
Other, net	—	392
Net cash provided by operating activities	5,755	7,052

Cash Flows From Investing Activities:
Utility plant additions, net	(2,067)	(3,160)
(Additions) deletions to nonutility investments	75	(941)
Collection of notes receivable	500	800
Other	—	502
Sale of investment	—	200
Restricted cash investment	—	1,900
Net cash used in investing activities	(1,492)	(699)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	—	146
Proceeds from mortgage notes	—	6,110
Payments on mortgage notes	(1,422)	(1,441)
Payments on capital leases and other long-term debt	(3,047)	(2,847)
Amortization of equity redemption credits	—	(371)
Retirement of former member equity	(624)	(915)
Net cash (used in) provided by financing activities	(5,093)	682

Net Increase (Decrease) In Cash and Cash Equivalents	(830)	7,035
Cash at beginning of period	5,498	819
Cash at end of period	$4,668	$7,854

Supplemental Cash Flow Information:
Cash paid during the period for interest	$4,436	$6,327

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, Cap Rock Energy Corporation (the “Company” and the “Successor”), and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The financial statements presented for the periods ending on or before December 31, 2001, are the historical consolidated financial statements of Cap Rock Electric Cooperative Inc. (the “Cooperative” and “Predecessor”), and the financial statements for periods ending after January 1, 2002, are those of the Successor, Cap Rock Energy Corporation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2002, and the Predecessor’s financial position as of December 31, 2001, and their respective consolidated results of operations  for the three and six months ended June 30, 2002 and 2001, and their respective consolidated cash flows for the six months ended June 30, 2002 and 2001.  The consolidated results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire year.  The Company’s business is very seasonal in nature.  Additionally, neither weather related activities nor gas prices, which are a major component of purchased power costs, can be predicted.   These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (Commission File No. 333-53112), and the Company’s Annual Report on Form 10-K  for the year ended December 31, 2001, and the quarterly report on  Form 10-Q for the period ended March 31, 2002.

2.             Corporate Restructuring

In October 1998, 99% of the voting members of the Company’s Predecessor, Cap Rock Electric Cooperative, Inc., adopted a conversion plan (the Plan) to reorganize the Cooperative from a member owned electric cooperative to a shareholder owned business corporation.  In connection with that Plan, Cap Rock Energy Corporation was formed in January 1999.  In accordance with the Plan, the Board of Directors of the Cooperative elected to transfer all of the assets and liabilities of the Cooperative to the Company in exchange for common stock of the Company, and to distribute such stock to the Cooperative’s members and holders of equity accounts.   As part of the Plan, certain former members of the Cooperative were offered the right to receive electric credits or a discounted cash payment for their interests in the Cooperative in lieu of common stock.  Effective January 1, 2002, all assets and liabilities of the Cooperative were transferred to the Company in exchange for common stock.  The Company has registered those shares of common stock with the U. S. Securities and Exchange Commission and, as of February 8, 2002, they were distributed to the Cooperative’s members.  On March 14, 2002, the Company’s common stock was approved for listing on the American Stock Exchange.

An additional part of the Plan provided that commencing one year from the date of the distribution of the Company’s common stock to the former members of the Cooperative and ending 60 days thereafter, the Company will offer to purchase at a price of $10.00 per share all of the shares of its common stock that were distributed in connection with the Plan and that are then held by the original recipients of record of the shares.  Accordingly, the Company will classify each share of common stock issued in connection with the Plan as Temporary equity until (i) the Company’s offer to purchase the shares  from the original shareholder expires, which will result in a reclassification from Temporary equity to the Company’s equity account, (ii) the original shareholder transfers the share to another party, which will result in a reclassification from Temporary equity to the Company’s equity account, or (iii) the original shareholder tenders the share to the Company in response to the Company’s offer to purchase the shares, which will result in a reclassification from Temporary equity to a liability.  During the six months ended June 30, 2002, the number of shares of stock that had been transferred from the original holders to other parties was 89,000.  Accordingly, approximately $890,000 has been reclassified from Temporary equity to Paid in capital.

As part of the conversion, deferred stock conversion costs of $1,685,000 were reclassified from Other assets  and reduced Additional paid in capital during the quarter ended March 31, 2002.

3.             Income Taxes

Unlike the Predecessor, Cap Rock Energy Corporation is a taxable entity.  One of it’s wholly-owned subsidiaries, NewCorp Resources Electric Cooperative, Inc. (NewCorp) is a tax-exempt cooperative under IRS Code Section 501(c) (12), and files a separate tax return.  No income tax expense has been recorded on the consolidated results of operations for the three and six months ended June 30, 2002, because management believes that tax planning strategies are available.

4.             Recent Accounting Pronouncements

The FASB has issued Statement No. 143 “Accounting for Asset Retirement Obligations” which establishes requirements for the accounting of removal-type costs associated with asset retirements.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  The Company is currently assessing the impact on its financial statements.

In April 2002, the FASB issued Statement No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Most significantly,this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item.   As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.  The Company is currently assessing the impact on its financial statements.

In July 2002,  the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company expects no significant impact to our financial statements as we do not anticipate exiting or disposing of any of our activities.

5.             Contingencies

In the proceeding before the Public Utility Commission of Texas (“PUC”) to consider the application of the Cooperative and the Company to transfer the Cooperative’s certified territory (“CCN”) to the Company, a group of customers known as the St. Lawrence Cotton Growers Association who, by their statements number approximately 200 people, which represents less than 1% of Cap Rock’s customers, intervened.  At the request and urging of the St. Lawrence Cotton Growers Association, the Texas Cotton Ginners Association, the Farm Bureau and the Office of Public Utility Counsel also intervened.  Another company, Apache Corporation, also intervened.  These intervenors are referred to as “Opposing Intervenors.”  A group of shareholders, customers, employees and former members known as the Cap Rock Friends For Progress, who are believed to have over nine hundred members, intervened in support of the transfer of the CCN.

The Opposing Intervenors are challenging, among other things, the transfer of the CCN.  Alternatively, Opposing Intervenors are requesting a ruling that the Company will be regulated as an investor owned utility by the Public Utility Commission of Texas rather than as a cooperative.  The Public Utility Regulatory Act (“PURA”) currently provides that a successor to an electric cooperative created before June 1, 1999, in accordance with a conversion plan approved by a vote of the members of the electric cooperative, will be considered as a cooperative for regulatory purposes.  The Opposing Intervenors argue that the Company does not qualify for such treatment and have attacked the validity of the vote of the Cooperative’s members who approved the conversion process.  The Opposing Intervenors have also requested the PUC to “unwind” the conversion or, if it is determined that the  conversion cannot be “unwound,” regulated as an investor owned utility for state regulatory purposes.   As another alternative, the Opposing Intervenors seek to have restrictions placed on the Company if the CCN is transferred.

A hearing was held before Administrative Law Judges in Austin, Texas on June 17 through June 21, 2002.  Briefs were filed and the hearing was officially closed after briefs were submitted on July 30, 2002.  A proposal for decision is expected from the Administrative Law Judges in late September.  A final determination by the PUC is expected in November or December 2002.

The Company feels strongly that the PURA provides that the Company should be considered a cooperative for state regulatory purposes.  The Company further does not believe that the PUC has the authority to determine the validity of the vote of the Cooperative’s members, to place the restrictions on the Company requested by Opposing Intervenors, or to require the Company to unwind the conversion.  Should an adverse decision be rendered by the PUC, the Company will have avenues for appeal, which it intends to pursue in such an event.

If the Company becomes subject to the jurisdiction of the PUC for state regulatory purposes, the advantages of being regulated as a cooperative and thereby being exempt from many of the PURA requirements regarding deregulation and customer choice will be lost.  Such regulation could cause expenditures for equipment and costs of regulatory proceedings in order to comply with the PURA, which would not be required if the Company is considered a cooperative for regulatory purposes.  These expenses will  affect cash flow until such costs are included in the customer rate base and recovered over time.  In addition, the Company would be subject to regulation by the PUC in connection with the setting of its rates including the authorized rate of return on invested capital.  Rates are now set by the Company’s Board of Directors.  If regulated as an investor owned utility, its rates would be set by the PUC.   Although the Company believes it can support its current rate structure, all costs of service may not be allowed and the rate of return could be less than current rates allow.  The Company cannot predict all potential ramifications that may occur as a result of regulation by the PUC, some of which could be material.  While the Company believes it will ultimately prevail, it is impossible to predict the outcome of these proceedings or any restrictions that the PUC may place upon the Company.  See also Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a discussion of the Company’s financing and liquidity activities.

The $28 million line of credit with NRUCFC is shown as a current liability because it is extended through automatic renewal provisions which were renewed as of June 24, 2002, and will be automatically renewed in 2003 unless NRUCFC notifies the Company otherwise.

6.             Note Receivable

On May 7, 2002, the Company was notified by United Fuel and Energy Corporation (“United Fuel”) of three technical defaults in connection with notes receivable on the Company’s books and is related to cross-collateralization of a Company loan with a bank.  Two of the deficiencies reported by United Fuel are related to submission of their financial statements to the Company.  The third deficiency is related to capital expenditures which exceeded the maximum limit, but such excess expenditures have not impaired performance.  The bank has been notified of the matter.  Management believes the investment and the receivable are not impaired and the Company will realize these assets.

7.             Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the presentation adopted in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition and future operations.  These statements, based on our expectation and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to:

•                  General business conditions;

•                  Increased competition in the electric utility industry;

•                  Changes in interest rates associated with the Company’s long term debt;

•                  Changes in our tax status;

•                  Demands for and cost of electric power, including changes in the price of gas which is used to generate electricity;

•                  Federal and state legislative and regulatory actions and legal and administrative proceedings, including costs associated with the current PUC proceedings;

•                  Changes in and compliance with environmental laws and policies;

•                  Weather conditions, including costs associated with storm damage; and,

•                  Unexpected changes in operating expenses and capital expenditures.

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

Overview

The Company is successor in interest to Cap Rock Electric Cooperative, Inc., which was a member-owned cooperative founded in 1939.  The Company was formed on January 1, 1999, in conjunction with a corporate restructuring plan involving the conversion of the Cooperative from a Texas electric cooperative to a Texas business corporation.  Effective January 1, 2002, all assets and liabilities of the Cooperative were transferred to the Company in exchange for common stock.  The financial statements presented for the periods ending on or before December 31, 2001, are the historical consolidated financial statements of the Cooperative, and the financial statements for periods ending after January 1, 2002, are those of the successor, Cap Rock Energy Corporation.

Results of Operations

Electric revenues increased $92,000, or less than 1%, for the three month period ended June 30, 2002, as compared to the same three month period for 2001. For the six month period ended June 30, 2002, electric revenues decreased $2,109,000, or 5.6%, as compared to the same period for 2001. The weather during 2002 has been extraordinarily mild, thus reducing consumption by residential customers for the current six month period as compared to the same period for 2001. Mitigating the decrease in consumption was (a) a 15% phased-in rate increase which began in December 2000 and which was fully implemented by July 2001, and (b) recovery of previously expensed purchased power costs contributing $545,000 to electric sales for each of the two quarters in 2002.

Purchased power expense decreased $1,275,000, or 11.7%, for the three month period ended June 30, 2002, as compared to the same three month period for 2001.  For the six month period ended June 30, 2002, purchased power expenses decreased $5,103,000, or 21.8%, as compared to the same period for 2001.  Purchased power expense generally moves in relation to electric demand and consumption.  The change for purchased power costs is greater than the change in electric sales because of two major factors:  (a) electric sales included a recovery of $1,090,000 for previously expensed purchased power, and (b) power costs for the 2001 period included increased fuel costs because of a spike in natural gas prices, which is a major component of purchased power costs.

Operations expense remained about constant for the three month period ended June 30, 2002, as compared to the same period in 2001.  For the six months ended June 30, 2002, operations expense decreased $146,000, or 6.9%, as compared to the same period for 2001.  Maintenance expense also remained relatively constant for the three month period ended June 30, 2002, as compared to the same period in 2001, but increased $357,000, or 27.6%, for the six month period ended June 30, 2002, as compared to the same period for 2001.  Changes in maintenance and operations expense are interrelated in that when Company personnel are called to build new lines, etc., they are diverted from regular operations and charged to maintenance.  In addition, operating expenses were reduced as a result of management’s efforts to control non-essential expenditures.

General and administrative expenses increased by $1,191,000 and  $984,000, or 121.3% and 37.8%, for the three and six month periods ended June 30, 2002, over the comparable periods in 2001.  The majority of the increase is attributable to legal fees and costs associated with the current PUC proceedings concerning the application to transfer the Cooperative’s certified territory to the Company.

Interest expense decreased by $1,109,000, or 37.1%, for the three month period ended June 30, 2002, as compared to the same period for 2001, with a decrease of $2,658,000, or 42.5%, for the six month period ended June 30, 2002, as compared to the same period for 2001.  The major contributing factor to the decrease was a decline of 3.5% in interest rates between the two periods, or a drop of almost half in the effective interest rate paid by the Company.  Additionally, the balance of indebtedness decreased by $8,510,000 between June 30, 2001 and 2002, which resulted in less interest expense.

Interest and other income decreased by $168,000, or 37.7%, and $459,000, or 46.1%, for the respective three and six month periods ended June 30, 2002, as compared to the same periods in 2001.  Decreases for both periods are attributable to a decline in interest rates, as well as the absence of interest income on a note receivable paid off by the debtor in December 2001.

Liquidity and Capital Resources

As of June 30, 2002 , the Company had:

                                                •              Cash and cash equivalents of $4,668,000;

                                                •              A working capital deficit of $31,708,000; and

                                                •              Long-term indebtedness of $149,469,000, net of current portion.

Historically, the Company’s primary sources of liquidity have been cash flows from operations and additional borrowings from NRUCFC, the Company’s primary lender. These borrowings are collateralized by substantially all of the Company’s utility distribution assets. The existing long-term debt consists of a series of loans from NRUCFC that impose various restrictive covenants, including the prohibition of additional secured indebtedness, or the guaranty of such, and requires the maintenance of a debt service coverage ratio as defined in the NRUCFC loan agreements. In addition, the Company may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its customers if the ratio of equity to total assets is less than a stated percentage. At June 30, 2002, the Company was in compliance with its NRUCFC loan agreements or had obtained waivers of certain covenants therein that the Company was required to meet.

As of June 30, 2002, the Company had utilized all available borrowing capacity under the NRUCFC loan agreements. Historically, the majority of the Company’s utility plant additions have been financed with long-term borrowings from NRUCFC. In order for the Company to meet its working capital needs, debt service requirements, common stock purchase commitments and planned capital expenditures, it is in the process of:

•        Securing new financing;

•        Reducing short-term capital expenditures; and

•        Selling non-strategic assets.

 The Company has debt service payment obligations for the next 12 months as summarized below:

	Quarter ended
	(in thousands)
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003

Long-term debt payments	$1,123	$981	$989	$997
Capital lease payments	1,292	1,328	1,336	1,375
Total cash commitments	$2,415	$2,309	$2,325	$2,372

The $28 million line of credit with NRUCFC is not included in the table because it is extended through automatic renewal provisions and there are currently no scheduled repayment obligations.   Management believes the line of credit will be automatically renewed in June 2003. The Company believes cash generated from normal operations will be sufficient to service the debt payment obligations for the next twelve months listed in the above table.  However, the Company has debt obligations due in late 2003 which may be difficult to meet through cash generated from normal operations.  These obligations include balloon payments associated with the capital lease for the transmission system and a bank note payable.  The Company is currently exploring a number of options which include, but are not limited to, the options listed above.

The Company is attempting to either refinance the debt associated with the transmission system or enter into a sale/leaseback arrangement for the transmission system.  The Company has received several proposals to refinance the debt associated with its transmission system through a debt issuance or a sale/leaseback transaction. Subsequent to receiving those proposals, the Company negotiated an agreement with a lender that contained preliminary terms for a $50 million loan.  However, due to the regulatory uncertainty described below, both the Company and the lender have suspended the completion of the transaction until the uncertainty is resolved, which may not be finalized until November or December 2002.

Any proposed transaction would be subject to several conditions, including:

•      Approval of the transaction by the Company’s Board of Directors and the appropriate management of the buyer or lender;

•        Completion of any due diligence reviews;

•        Execution by the parties of definitive agreements and all other necessary agreements; and

•        Approval of regulatory agencies having jurisdiction over the transmission system, if applicable or necessary.

All amounts remaining unpaid with respect to the Company’s existing capital lease obligation on the transmission system will be deducted from the proceeds of the proposed transaction.  Management of the Company expects to use the remaining net proceeds for its stock conversion and common stock purchase commitments, if allowed by regulatory authorities, working capital purposes, planned capital expenditures and capital improvements, repayment of debt service and general corporate purposes.

As discussed in Footnote 5 to the Consolidated Financial Statements, the Cooperative and the Company filed an application to transfer the Cooperative’s certified territory to the Company.  This was the last step in the conversion process. Several parties intervened in that proceeding and they are seeking to stop the transfer of the CCN.  Alternatively, these Opposing Intervenors are requesting a ruling that the Company will be regulated as an investor owned utility by the Public Utility Commission of Texas rather than as a cooperative.  The Public Utility Regulatory Act currently provides that a successor to an electric cooperative created before June 1, 1999, in accordance with a conversion plan approved by a vote of the members of the electric cooperative, will be considered as a cooperative for regulatory purposes.  The Opposing Intervenors argue that the Company does not qualify for such treatment and have attacked the validity of the vote of the Cooperative’s members that approved the conversion process.  The Opposing Intervenors have also requested the PUC to require the Company to “unwind” the conversion or, if it is determined that the conversion cannot be “unwound,” to regulate the Company as an investor owned utility for state regulatory purposes.  As another alternative, the Opposing Intervenors seek to have restrictions placed on the Company if the CCN is transferred.  As a result, until there is a Final Order by the PUC on this issue, it is uncertain whether or not the Company will be considered a cooperative or an investor owned utility for regulatory purposes or, if the Company is determined not to be an investor owned utility for state regulatory purposes, whether any restrictions will be placed upon the Company’s operations.   Delays in receiving final approval may impact the Company’s timing and ability to refinance its debt.

Commencing one year from the date of the distribution of the Company’s common stock to the former members of the Cooperative in connection with the conversion plan and ending 60 days thereafter, the Company will offer to purchase at a price of $10.00 per share all of its shares of common stock that were distributed in connection with the Plan and that are then held of record by the original recipient of the shares. The maximum amount of the purchase offer as of June 30, 2002, is $12,130,000.  If the Company does not have sufficient cash, those parties accepting the offer may be delayed in receiving the full amount until sufficient cash is available.

Market Risks

At June 30, 2002, the Company had total long term debt, including the line of credit, in the amount of $166,202,000, at an average weighted interest rate of 4.5%.  Changing interest rates will affect approximately 96.2% of this debt that have variable rate obligations.  An increase of 1% in interest rates would cause an increase of $1,662,000 in interest expense on an annual basis.  Our policy is to manage interest rates through the use of a combination of fixed rate and variable rate debt.  The Company expects to fix a larger percentage of its debt with fixed rates going forward to take advantage of the current interest rate environment.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Other than certain legal proceeding arising in the ordinary course of business, and litigation arising out of the Company’s combination with Lamar County Electric Cooperative Association, as well as the litigation regarding the transfer of the Cooperative’s certified territory to the Company, litigation involving all electric utilities in the state who receive transmission services and a threat of a derivative lawsuit by one or more former members of the Cooperative (all of which are more fully described in the Company’s Annual Report  on Form 10-K for the year ended December 31, 2001, and Footnote 5 to this Form 10-Q), which management believes will not have a material adverse impact on the results of operations or financial condition of the Company, there is no other litigation pending or threatened against the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Form 8-K Reporting Date - July 26, 2002

Item Reported: Item 5: Other events

On July 26, 2002, the Company dismissed their independent accountants, Arthur Andersen LLP, and engaged KPMG LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

August 12, 2002
/s/ Lee D. Atkins
Lee D. Atkins
Senior Vice President and
Chief Financial Officer

Exhibit Number	Description of Document

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith