Form 10-Q
period 2002-09-30
CAP ROCK ENERGY CORP
filed 2002-11-14
CIK 1129162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-32667

CAP ROCK ENERGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

TEXAS	75-2794300
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

500 West Wall Street, Suite 400, Midland, Texas	79701
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☒  No  ☐

As of September 30, 2002, the Registrant had 1,302,355 shares of its $.01 par value common stock issued and outstanding.

CAP ROCK ENERGY CORPORATION

CAP ROCK ENERGY CORPORATION
Consolidated Balance Sheets
(In thousands)

	September 30, 2002	December 31, 2001
	Successor	Predecessor
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,660	$5,498
Accounts receivable:
Electric sales, net	4,967	3,642
Other	220	497
Current portion of notes receivable	12,776	1,000
Purchased power subject to recovery	3,082	—
Other current assets	7,647	1,419
Total current assets	36,352	12,056

Investments and notes receivable	13,249	25,904
Utility plant, net	159,775	164,547
Nonutility property, net	1,570	1,623
Other assets	2,585	10,329
	$213,531	$214,459
LIABILITIES AND EQUITIES
Current liabilities:
Current portion of long-term debt	$34,951	$9,131
Accounts payable:
Purchased power	3,479	3,057
Other	978	3,165
Equity redemption credits	446	827
Purchased power cost subject to refund	—	387
Accrued and other current liabilities	3,732	3,167
Total current liabilities	43,586	19,734

Long-term debt, net of current portion:
Mortgage notes	149,030	123,414
Line of credit	—	28,000
Capital lease – transmission system	—	17,632
Note payable and other capital leases	337	12,686
Total long-term debt	149,367	181,732

Deferred credits	6,426	5,321

Temporary equity	11,983	—

Stockholders’ equity:
Common stock	13	—
Paid in capital	(6,019)	—
Retained earnings	8,175	—
Total stockholders’ equity	2,169	—
Equities and margins	—	7,672
	$213,531	$214,459

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Successor	Predecessor	Successor	Predecessor
Operating revenues:
Electric sales	$20,319	$21,287	$56,154	$59,231
Gas sales and royalty income	—	—	—	118
Other	455	291	1,039	744
Total operating revenues	20,774	21,578	57,193	60,093

Operating expenses:
Purchased power	9,638	10,607	27,985	34,057
Operations and maintenance	2,130	1,986	5,760	5,405
General and administrative	1,603	1,052	5,190	3,655
Depreciation and amortization	1,492	1,519	4,593	4,865
Property taxes	273	375	1,186	1,116
Other	54	130	160	421
Total operating expenses	15,190	15,669	44,874	49,519
Operating income	5,584	5,909	12,319	10,574

Other income (expense):
Return on investments in associated organizations	471	1,148	478	1,151
Interest expense, net of capitalized interest	(1,855)	(2,805)	(5,452)	(9,060)
Interest and other income	239	491	776	1,487
Equity earnings in MAP	29	—	54	127
Total other income (expense)	(1,116)	(1,166)	(4,144)	(6,295)

Net income before income taxes	4,468	4,743	8,175	4,279

Income tax (expense) benefit	—	—	—	—

Net income	$4,468	$4,743	$8,175	$4,279

Basic and Diluted Earnings Per Share (2001 Pro Forma):
Shares outstanding	1,302	1,302	1,302	1,302
Net income per share (in dollars)	$3.43	$3.64	$6.28	$3.29

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

		Successor					Predecessor
								Patronage Capital Obligated to be converted to Shareholder Equity	Total Margins and Equities
						Total Stockholders’ Equity	Other Equities and Margins
	Temporary Equity	Common Stock		Paid in Capital	Retained Earnings
		# shares	Value
Balance December 31, 2001							$(4,718)	$12,390	$7,672

Issuance of the Company’s common stock to the Cooperative in exchange for its net assets and liabilities		1,302	$13			$13
				$(4,718)		(4,718)	4,718		4,718

Conversion costs				(1,685)		(1,685)

Distribution by the Cooperative of shares of the Company’s common stock to the Cooperative’s members				12,390		12,390		(12,390)	(12,390)

Reclassification of purchase option commitment to Temporary Equity	$13,024			(13,024)		(13,024)

Stockholder transfers of Company stock, thus negating the purchase option commitment	(1,041)			1,041		1,041

Payments to former Cooperative members for fractional shares and other redemption equity				(23)		(23)

Net income					$8,175	8,175

Balance September 30, 2002	$11,983	1,302	$13	$(6,019)	$8,175	$2,169	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	Successor	Predecessor
Cash Flows From Operating Activities:
Net income	$8,175	$4,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,120	8,443
Equity earnings in MAP	(54)	(127)
Changes in operating assets and liabilities:
Other assets/deferred credits	7,156	(1,746)
Accounts receivable	(1,048)	(109)
Purchased power cost subject to refund/recovery	(3,469)	(1,726)
Other current assets	(6,228)	(1,935)
Accounts payable and accrued expenses	(1,200)	1,347
Other, net	—	383
Net cash provided by operating activities	12,452	8,809

Cash Flows From Investing Activities:
Utility plant additions, net	(3,969)	(4,136)
(Additions) deletions to nonutility investments	196	(945)
Collection of notes receivable	750	1,350
Purchase of investments	—	(216)
Other	—	527
Restricted cash investment	—	1,900
Net cash used in investing activities	(3,023)	(1,520)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	—	146
Proceeds from note payable and capital leases	496	—
Proceeds from mortgage notes	—	6,110
Payments on mortgage notes	(2,307)	(1,296)
Payments on capital leases and other long-term debt	(4,721)	(5,293)
Amortization of equity redemption credits	(735)	(690)
Payments in connection with rescission offer	—	(1,116)
Retirement of former member equity	—	(1,326)
Net cash used in financing activities	(7,267)	(3,465)

Net Increase In Cash and Cash Equivalents	2,162	3,824
Cash at beginning of period	5,498	819
Cash at end of period	$7,660	$4,643

Supplemental Cash Flow Information:
Cash paid during the period for interest	$6,444	$5,324

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, Cap Rock Energy Corporation (the “Company” and the “Successor”), and its wholly owned subsidiaries.  The financial statements presented for the periods ending on or before December 31, 2001, are the historical consolidated financial statements of Cap Rock Electric Cooperative Inc. (the “Cooperative” and “Predecessor”), and the financial statements for periods ending after January 1, 2002, are those of the Successor, Cap Rock Energy Corporation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2002, and the Predecessor’s financial position as of December 31, 2001, and their respective consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, and their respective consolidated cash flows for the nine months ended September 30, 2002 and 2001.  Certain reclassifications have been made to prior periods’ financial statements to conform with the current presentation.

The consolidated results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire year. The Company’s business is very seasonal in nature.  Kilowatt-hour sales and revenues are typically higher in the summer, and also vary with weather conditions. Additionally, neither weather related activities nor gas prices, which are a major component of purchased power costs, can be predicted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (Commission File No. 333-53112), the Company’s Annual Report on Form 10-K for the period ended December 31, 2001, and the quarterly reports on Form 10-Q for the periods ended March 31, and June 30, 2002.

2.                                      Corporate Restructuring

In October 1998, 99% of the voting members of the Company’s Predecessor adopted a conversion plan (the Plan) to reorganize the Cooperative from a member owned electric cooperative to a shareholder owned business corporation.  In connection with that Plan, Cap Rock Energy Corporation was formed in January 1999.  In accordance with the Plan, the Board of Directors of the Cooperative elected to transfer all of the assets and liabilities of the Cooperative to the Company in exchange for common stock of the Company, and to distribute such stock to the Cooperative’s members and holders of equity accounts.  As part of the Plan, certain former members of the Cooperative were offered the right to receive electric credits or a discounted cash payment for their interests in the Cooperative in lieu of common stock.  Effective January 1, 2002, all assets and liabilities of the Cooperative were transferred to the Company in exchange for common stock.  The Company has registered those shares of common stock with the U. S. Securities and Exchange Commission and, as of February 8, 2002, they were distributed to the Cooperative’s members.  On March 14, 2002, the Company’s common stock was approved for listing on the American Stock Exchange.

An additional part of the Plan provided that commencing one year from the date of the distribution of the Company’s common stock to the former members of the Cooperative and ending 60 days thereafter, the Company will offer to purchase at a price of $10.00 per share all of the shares of its common stock that were distributed in connection with the Plan and that are then held by the original recipients of record of the shares.  Accordingly, the Company will classify each share of common stock issued in connection with the Plan as Temporary equity until (i) the Company’s offer to purchase the shares from the original shareholder expires, which will result in a reclassification from Temporary equity to the Company’s equity account, (ii) the original shareholder transfers the share to another party, which will result in a reclassification from Temporary equity to the Company’s equity account, or (iii) the original shareholder tenders the share to the Company in response to the Company’s offer to purchase the shares, which will result in a reclassification from Temporary equity to a liability.  During the nine months ended September 30, 2002, the number of shares of stock that had been transferred from the original holders to other parties was 104,000.  Accordingly, approximately $1,040,000 has been reclassified from Temporary equity to Paid in capital.

3.                                      Income Taxes

Unlike the Predecessor, Cap Rock Energy Corporation is a taxable entity.  One of it’s wholly-owned subsidiaries, NewCorp Resources Electric Cooperative, Inc. (NewCorp) is a tax-exempt cooperative under IRS Code Section 501(c) (12), and files a separate tax return.  No income tax expense has been recorded on the Consolidated Statements of Operations for the three and nine months ended September 30, 2002, because net operating losses from prior years that are available can be utilized to offset tax expense.

4.                                      Line of Credit and Mortgage Notes

In October 2002, NRUCFC, the Company’s primary lender, agreed to convert the $28 million line of credit to a long-term mortgage note with quarterly payments of approximately $233,000 based on a 30 year amortization schedule, a final balloon payment in 5 years and deferral of the initial principal payment for one year from the date of closing, which date has not yet been determined.  The interest rate will be at a comparable or better rate.  The new financing arrangements are subject to execution of the new loan documents.  At June 30, 2002, the line of credit was shown as a current liability because the annual renewal provision was scheduled for June 2003.  At September 30, 2002, the $28 million is shown in Long-term debt, included with Mortgage notes.

5.                                      Capital Lease - Transmission System

The capital lease associated with the transmission system has a maturity date of September 2003, with a final balloon payment of $14,100,000.  At September 30, 2002, the capital lease obligation for the transmission system has been classified as a current liability on the accompanying balance sheet.  The monthly lease payments include an amount for a sinking fund, which will be used to reduce the amount of the final balloon payment.  At September 30, 2002, the sinking fund balance was $7,101,000, and has been classified as a current asset included with Other current assets on the balance sheet.

6.                                      Recent Accounting Pronouncements

The FASB has issued Statement No. 143 “Accounting for Asset Retirement Obligations” which establishes requirements for the accounting of removal-type costs associated with asset retirements.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  The Company is currently assessing the impact on its financial statements.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Most significantly, this statement eliminates the requirement under Statement No. 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.  The Company will apply this standard to any future early extinguishment of debt.

In July 2002,  the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company expects no significant impact to our financial statements as we do not anticipate any of these types of activities.

7.                                      Contingencies

In the proceeding before the Public Utility Commission of Texas (“PUC”) to consider the application of the Cooperative and the Company to transfer the Cooperative’s certified territory (“CCN”) to the Company, a group of customers known as the St. Lawrence Cotton Growers Association who, by their statements number approximately 200 people, which represents less than 1% of the Company’s customers, intervened.  At the request and urging of the St. Lawrence Cotton Growers Association, the Texas Cotton Ginners Association, the Farm Bureau and the Office of Public Utility Counsel also intervened.  Another company, Apache Corporation, also intervened.  These intervenors are referred to as “Opposing Intervenors.”  A group of shareholders, customers, employees and former members known as the Cap Rock Friends For Progress, who are believed to have over nine hundred members, intervened in support of the transfer of the CCN.

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

A hearing was held before Administrative Law Judges in Austin, Texas, on June 17 through June 21, 2002.  Briefs were filed and the hearing was officially closed on July 30, 2002.  A Proposal For Decision (“PFD”) was issued by the Administrative Law Judges on September 25, 2002.  The PFD recommended that the Company be found to have taken proper steps to qualify for continued treatment as a cooperative under PURA.  It further recommended that the CCN be transferred.  The PFD also recommended that the Company be required to comply with certain conditions as part of the transfer of the CCN.  Those conditions would require the Company to reduce its administrative and general expenses to no more than 30% of its gross margins, prohibition from making future acquisitions that are unrelated to providing reliable electric service to its existing customers, require any acquisitions to first be approved by the PUC, require maintenance of separate books and records for its electric divisions which are distinct from its existing subsidiary and non-electric operations, and require filing of outage reports under PUC Substantive Rules 25.52 and 25.81.

The PFD was considered by the PUC at an open meeting held on November 7, 2002.  At the open meeting, the PUC made no ruling, but requested the Company and the Opposing Intervenors file briefs in response to questions outlined by the Commissioners.  Briefs are due to be filed by November 18, 2002, and the matter is set to be considered by the PUC at the next open meeting to be held on November 21, 2002.

The Company feels strongly that the PURA provides that the Company should be considered a cooperative for state regulatory purposes.  The Company further does not believe that the PUC has the authority to determine the validity of the vote of the Cooperative’s members, to place the restrictions on the Company requested by Opposing Intervenors, or to require the Company to unwind the conversion. The Company feels the CCN should be granted and that it should be considered a cooperative under PURA as recommended by the PFD.  The Company does not believe the conditions related to its administrative and general expenses or future acquisitions are necessary or appropriate, nor within the scope of this proceeding.  Should an adverse decision be rendered by the PUC, the Company will have avenues for appeal, which it intends to pursue in such an event.

If the Company becomes subject to the jurisdiction of the PUC for state regulatory purposes, the advantages of being regulated as a cooperative and thereby being exempt from many of the PURA requirements regarding deregulation and customer choice will be lost.  Such regulation could cause expenditures for equipment and costs of regulatory proceedings in order to comply with the PURA, which would not be required if the Company is considered a cooperative for regulatory purposes.  These expenses will affect cash flow until such costs are included in the customer rate base and recovered over time.  In addition, the Company would be subject to regulation by the PUC in connection with the setting of its rates including the authorized rate of return on invested capital.  Rates are now set by the Company’s Board of Directors.  If regulated as an investor owned utility, the Company’s rates would be set by the PUC.  Although the Company believes it can support its current rate structure, all costs of service may not be allowed and the rate of return could be less than current rates allow.  The Company cannot predict all potential ramifications that may occur as a result of regulation by the PUC, some of which could be material.  While the Company believes it will ultimately prevail, it is impossible to predict the outcome of these proceedings or any restrictions that the PUC may place upon the Company.  See also Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a discussion of the Company’s financing and liquidity activities.

In 1999, the members of Lamar Electric Cooperative Association (“Lamar”) voted to combine with the Company.  Since that time, the completion of the combination has been delayed due to litigation with Lamar’s power supplier.  On October 22, 2002, the Company received a letter from Lamar stating that it intended to terminate the Agreement to Combine.  Lamar has not formally terminated the Management Agreement entered into with the Company in 2000 whereby the Company currently manages Lamar.  On November 5, 2002, the Company learned that on October 30, 2002, Lamar had filed a lawsuit in the  62nd District Court of Lamar County, Texas, seeking a declaratory judgment in order to terminate the Agreement to Combine without any obligation to reimburse the Company for the costs and expenses it incurred in attempting to complete the combination.  The Company has assessed its rights under the Agreement to Combine and believes that it is entitled to reimbursement for all costs and expenses it paid and incurred in attempting to complete the combination if the Agreement was terminated.  The Company intends to take all necessary legal action to recover all costs and expenses incurred in attempting to complete the combination with Lamar.  The Company is in the process of determining the total amount of costs and expenses paid and incurred in the attempt to complete the combination which are recoverable under the Agreement to Combine.  Even though costs are reimbursed in a future period, business combination rules require all deferred acquisition costs associated with an unsuccessful negotiation be expensed in the same period as the negotiation became unsuccessful.  In the fourth quarter of 2002, to be consistent with business combination rules, the Company will be required to expense deferred acquisition costs of approximately $1.3 million associated with the Lamar Agreement to Combine.  The monies reimbursed by Lamar will be recorded as income in the period received.

8.                                      Notes Receivable and Note Payable

During the second quarter of 2002, the Company was notified by United Fuel and Energy Corporation (“United Fuel”) of three technical defaults in connection with notes receivable on the Company’s books which  are related to cross-collateralization of a Company loan with a bank.  Two of the deficiencies related to submission of financial information, which were subsequently cured, and  the third related to excess capital expenditures, which was waived by the Company.  The deficiencies have not impaired United Fuel’s  performance.

As of September 30, 2002, both the notes receivable and cross-collateralized note payable have been classified as current,  because both have maturity dates during the third quarter of 2003.  The total balance of the notes receivable is $12,776,000, as is the balance of the note payable at September 30, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, such as forecasts and projections or statements of management’s plans and objectives. These statements, based on our current expectations and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to:

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

•                  Federal and state legislative and regulatory actions and legal and administrative proceedings, including costs associated with those proceedings;

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

Results of Operations

Weather conditions and temperatures greatly affect the consumption and use of electricity in the Company’s service areas.  The hot temperatures during the summer months, or the third quarter, require residential customers to use more electricity in cooling their homes.  Rural customers who irrigate their crops use more electricity in the summer months for the irrigation process, and if the spring season didn’t bring much rain, these customers may irrigate longer and sooner.

Weather conditions and the cost of fuel used to generate electricity are the major factors affecting operating expenses.  Because natural gas is a major component of the cost of purchased power, any changes to the price of gas directly impacts purchased power costs.  Operations and maintenance expense, and to an extent, additions to Utility Plant, are affected by certain weather conditions:  costs to repair damaged lines caused by high winds, ice storms and summer lightning storms.

The third quarter of 2002 was no exception to the seasonal cycle.  Electric sales were down $968,000 or 4.5% for the three month period ended September 30, 2002, as compared to the same period in 2001, which was offset by a reduction in purchased power of $969,000.  For the comparable nine month periods ended September 30, electric sales decreased $3,077,000 or 5.2%, and purchased power decreased $6,072,000 or 17.8%.  Although purchased power expense normally moves in relation to electric demand and consumption, the relationship is skewed because of certain factors: (a) electric sales included a recovery of $1,637,000 for the 2002 nine month period for previously expensed costs associated with purchased power; and (b) power costs for the 2001 period included increased fuel costs because of a spike in natural gas prices, which is a major component of the cost of purchased power.

General and administrative expense has increased $551,000 and $1,535,000, or 52.4% and 42.0%, respectively, for the comparable three and nine month periods mainly because of legal fees and costs associated with the PUC proceedings concerning the application to transfer the Cooperative’s certified territory to the Company.  These types of costs may remain high because of continued intervention activity by outside parties, as well as continued proceedings by the PUC.

Return on investments in associated organizations has declined $677,000 and $673,000 or 59.0% and 58.5%, respectively, for the three and nine month periods ended September 30, 2002.  The Company recognizes income when declared by those organizations, which is based upon those organizations’ annual patronage capital allocations.  The 2002 amounts reflect the reductions in those organizations’ annual patronage capital allocations.

The primary contributor to increased net income is the reduction in interest expense.  Overall interest expense decreased $950,000 and $3,608,000, for the three and nine month periods, 33.9% and 39.8%, respectively.  As mentioned in the previous quarter June 30, 2002, Form 10-Q, mortgage interest rates have dropped significantly in 2002.  For the comparable three month periods ended September 30, interest rates on the mortgage debt dropped more than 30%, from an average of 6.3% to 4.2%, and for the nine month comparable periods ended September 30, interest rates on the mortgage debt dropped more than 38%, from an average of 7.1% to 4.8%.  The balance of mortgage debt subject to variable rates decreased more than $4 million between September 30, 2001 and 2002, thus contributing to the reduction in interest expense.

Liquidity and Capital Resources

As of September 30, 2002, the Company had:

•                                          Cash and cash equivalents of $7,660,000;

•                                          A working capital deficit of $7,234,000 and

•                                          Long-term indebtedness of $149,367,000, net of current portion.

Historically, the Company’s primary sources of liquidity have been cash flows from operations and additional borrowings from NRUCFC, the Company’s primary lender. These borrowings are collateralized by substantially all of the Company’s utility distribution assets. The existing long-term debt consists of a series of loans from NRUCFC that impose various restrictive covenants, including the prohibition of additional secured indebtedness, or the guaranty of such, and requires the maintenance of a debt service coverage ratio as defined in the NRUCFC loan agreements. In addition, the Company may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its customers if the ratio of equity to total assets is less than a stated percentage. At September 30, 2002, the Company was in compliance with its NRUCFC loan agreements or had obtained waivers of certain covenants therein that the Company was required to meet.

As of September 30, 2002, the Company had utilized all available borrowing capacity under the NRUCFC loan agreements. Historically, the majority of the Company’s utility plant additions have been financed with long-term borrowings from NRUCFC. In order for the Company to meet its working capital needs, debt service requirements, common stock purchase commitments and planned capital expenditures, it is in the process of:

•                                          Securing new financing;

•                                          Reducing short-term capital expenditures;

•                                          Selling or collateralizing non-strategic assets; and

•                                          Refinancing debt obligations.

The Company has debt service payment obligations for the next 12 months as summarized below:

	December 31, 2002	March 31, 2002	June 30, 2003	September 30, 2003

Long-term Debt Payments	$981	$989	$996	$12,932
Capital Lease Payments	1,331	1,338	1,376	15,008
Total Cash Commitments	$2,312	$2,327	$2,372	$27,940

NRUCFC has approved the refinancing of the prior line of credit which provides for a five year term loan in the amount of $28 million.  The terms of the new arrangement include quarterly payments of approximately $233,000 based on a 30 year amortization schedule with a five year final balloon payment, initial principal payment deferral of one year and a fee of $210,000.  The new financing arrangements are subject to execution of the new loan documents.  The $28 million line of credit is not included in the above table due to NRUCFC’s commitment to convert to a long-term mortgage.

The Company anticipates receipt of payment for the United Fuel notes receivable balance of approximately $11.9 million prior to the scheduled maturity date (see Footnote 8 to the Consolidated Financial Statements).  These proceeds will be used to satisfy the cross-collateralized note payable of the same amount which is included in the table above.  The maturity date is in the third quarter of 2003 for both the notes receivable and note payable.

The Company believes cash generated from normal operations will be sufficient to service the remaining debt obligations listed in the table above, which includes the transmission system capital lease balloon payment of approximately $14 million due in the third quarter of 2003.  This capital lease balloon payment will be offset by sinking fund monies which will approximate $8 million at September 2003.  The current sinking fund balance of $7.1 million is reflected in Other current assets.

Even though, as described above, there is sufficient cash flow to satisfy debt obligations, the Company is attempting to either refinance the capital lease obligation associated with the transmission system or enter into a sale or sale/leaseback arrangement for the transmission system.  The Company has received several proposals to refinance the debt associated with its transmission system through a debt issuance or a sale/leaseback transaction.  Subsequent to receiving those proposals, the Company negotiated an agreement with a lender that contained preliminary terms for a $50 million loan.  However, due to the regulatory uncertainty described below, both the Company and the lender have suspended the completion of the transaction until the uncertainty is resolved, which  may not be finalized until  November or December 2002.

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

All amounts remaining unpaid with respect to the Company’s existing capital lease obligation on the transmission system will be deducted from the proceeds of the proposed transaction.  Management of the Company expects to use the remaining net proceeds for its stock conversion and common stock purchase commitments, working capital purposes, planned capital expenditures and capital improvements, repayment of debt service and general corporate purposes.

As discussed in Footnote 7 to the Consolidated Financial Statements, the Cooperative and the Company filed an application to transfer the Cooperative’s certified territory to the Company.  This was the last step in the conversion process. Several parties intervened in that proceeding and they are seeking to stop the transfer of the CCN.  Alternatively, these Opposing Intervenors are requesting a ruling that the Company will be regulated as an investor owned utility by the Public Utility Commission of Texas rather than as a cooperative.  The Public Utility Regulatory Act currently provides that a successor to an electric cooperative created before June 1, 1999, in accordance with a conversion plan approved by a vote of the members of the electric cooperative, will be considered as a cooperative for regulatory purposes.  The Opposing Intervenors argue that the Company does not qualify for such treatment and have attacked the validity of the vote of the Cooperative’s members that approved the conversion process.  The Opposing Intervenors have also requested the PUC to require the Company to “unwind” the conversion or, if it is determined that the conversion cannot be “unwound,” to regulate the Company as an investor owned utility for state regulatory purposes.  As another alternative, the Opposing Intervenors seek to have restrictions placed on the Company if the CCN is transferred.  As a result, until there is a Final Order by the PUC on this issue, it is uncertain whether or not the Company will be considered a cooperative or an investor owned utility for regulatory purposes or, if the Company is determined not to be an investor owned utility for state regulatory purposes, whether any restrictions will be placed upon the Company’s operations.  Delays in receiving final approval may impact the Company’s timing and ability to refinance its debt.  The Company cannot predict all potential ramifications that may occur as a result of regulation by the PUC, some of which could be material.  While the Company believes it will ultimately prevail, it is impossible to predict the outcome of these proceedings or any restrictions that the PUC may place upon the Company.

A hearing was held before Administrative Law Judges in Austin, Texas, on June 17 through June 21, 2002.  Briefs were filed and the hearing was officially closed on July 30, 2002. A proposal for Decision (“PFD”) was issued by the Administrative Law Judges on September 25, 2002.  The PFD recommended that the Company be found to have taken proper steps to qualify for continued treatment as a cooperative under PURA.  It further recommended that the CCN be transferred.  The PFD also recommended that the Company be required to comply with certain conditions as part of the transfer of the CCN.  Those conditions would require the Company to reduce its administrative and general expenses to no more than 30% of its gross margins, prohibition from making future acquisitions that are unrelated to providing reliable electric service to its existing customers, require any acquisitions to first be approved by the PUC, require maintenance of separate books and records for its electric divisions which are distinct from its existing subsidiary and non-electric operations, and require filing of outage reports under PUC Substantive Rules 25.52 and 25.81.

The PFD was considered by the PUC at an open meeting held on November 7, 2002.  At the open meeting, the PUC made no ruling, but requested the Company and the Opposing Intervenors file briefs in response to questions outlined by the Commissioners.  Briefs are due to be filed by November 18, 2002, and the matter is set to be considered by the PUC at the next open meeting to be held on November 21, 2002.

Commencing one year from the date of the distribution of the Company’s common stock to the former members of the Cooperative in connection with the conversion plan and ending 60 days thereafter, the Company will offer to purchase at a price of $10.00 per share all of its shares of common stock that were distributed in connection with the Plan and that are still held by the original recipient of the shares. The maximum amount of the purchase offer as of September 30, 2002, would be $11,983,000.  If the Company does not have sufficient cash, those parties accepting the offer may be delayed in receiving the full amount until sufficient cash is available.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure for changes in interest rates relates to the Company’s long term debt obligations.  The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rates.  At September 30, 2002, the Company had total long term debt of $184,318,000, which includes the conversion of the line of credit to a mortgage note.  The weighted average interest rate of all debt, excluding capital lease obligations, is 4.5%.  Changing interest rates will affect approximately 96.2% of this debt that have variable rate obligations.  An increase of 1% in interest rates would cause an increase of $1,660,000 in interest expense on an annual basis.  The Company expects to fix a larger percentage of its debt with short-term fixed rates to take advantage of the current interest rate environment.

Item 4.  Controls and Procedures

In October 2002, we supplemented our existing internal control procedures with the adoption and implementation of certain additional disclosure controls and procedures.  The purpose of these additional controls and procedures is to ensure that information we are required to disclose in reports we file with the Securities and Exchange Commission is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods prescribed by the Securities and Exchange Commission.  The effectiveness of these disclosure controls and procedures has been evaluated by our chief executive officer, David W. Pruitt, and our chief financial officer, Lee D. Akins.  Mr. Pruitt and Mr. Atkins have concluded that our disclosure controls and procedures are effective for their intended purposes.  As part of their evaluation, Mr. Pruitt and Mr. Atkins also determined that there were no significant changes in internal controls or other factors that could significantly affect internal controls after the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

Other than certain legal proceeding arising in the ordinary course of business, litigation arising out of the Company’s proposed combination with Lamar and litigation arising out of Lamar’s termination of the Agreement to Combine with the Company, as well as the litigation regarding the transfer of the Cooperative’s certified territory to the Company, litigation involving all electric utilities in the state who receive transmission services and a threat of a derivative lawsuit by one or more former members of the Cooperative (all of which are more fully described in the Company’s Annual Report  on Form 10-K for the year ended December 31, 2001, and Footnote 7 to this Form 10-Q), which management believes will not have a material adverse impact on the results of operations or financial condition of the Company, there is no other litigation pending or threatened against the Company.

Item 6.           Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Exhibit 3.8 Amended and Restated Bylaws of the Company

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended September 30, 2002, or between September 30, 2002, and the date of this report:

1.               October 8, 2002, Item 5. Other Events.  RE:  Announcement of date of Annual Meeting and date of record for voting.

2.               October 24, 2002, Item 5. Other Events. RE:  Disclosure of termination of Lamar Combination Agreement.

3.               November 1, 2002, Item 5. Other Events.  RE:  Disclosure of conversion of line of credit.

4.               November 12, 2002, Item 5. Other Events.  RE:  Disclosure of Lamar’s request for declaratory judgment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

November 13, 2002
By: /s/ Lee D. Atkins
Lee D. Atkins
Senior Vice President and Chief Financial Officer

CERTIFICATION

I, David W. Pruitt, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Cap Rock Energy Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ David W. Pruitt
David W. Pruitt
Co-Chairman/President/Chief Executive Officer

CERTIFICATION

I, Lee D. Atkins, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Cap Rock Energy Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Lee D. Atkins
Lee D. Atkins
Senior Vice President and Chief Financial Officer

Exhibit Number	Description of Document

3.8	Amended and Restated Bylaws of the Company

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

* filed herewith