Form 10-Q
period 2003-03-31
CAP ROCK ENERGY CORP
filed 2003-05-15
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2003

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

(432) 683-5422
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

Yes ☒   No ☐

As of March 31, 2003, the Registrant had 1,302,355 shares of its $.01 par value common stock issued and outstanding.

CAP ROCK ENERGY CORPORATION

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

Three Months Ended March 31, 2003 and 2002

(In thousands, except per share amounts)

(Unaudited)

	2003	2002

Operating Revenues:
Electric sales	$21,987	$17,889
Other	357	230
Total operating revenues	22,344	18,119

Operating Expenses:
Purchased power	10,965	8,760
Operations and maintenance	2,380	1,673
Administrative and general	1,513	1,414
Depreciation and amortization	1,817	1,546
Property taxes	321	444
Other	168	56
Total operating expenses	17,164	13,893

Operating Income	5,180	4,226

Other Income (Expense):
Allocation of income from associated organizations	—	7
Interest expense, net of capitalized interest	(1,712)	(1,718)
Interest and other income	266	259
Equity earnings in MAP	26	8
Total other income (expense)	(1,420)	(1,444)

Income before income taxes:	3,760	2,782
Income tax expense	699	—

Net Income	$3,061	$2,782

Net income per common share:
Basic	$2.35	$2.14
Diluted	$2.25	$2.14

Weighted average number of common shares outstanding:
Basic	1,302,355	1,302,355
Diluted	1,357,653	1,302,355

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
Current assets:
Cash	$10,106	$9,899
Accounts receivable:
Electric sales, net	6,969	4,680
Other	317	380
Current portion of notes receivable	12,225	12,490
Purchased power subject to recovery	3,322	3,501
Other current assets	8,219	7,805
Total current assets	41,158	38,755

Investments and notes receivable	12,376	12,490
Utility plant, net	155,162	157,447
Nonutility property, net	1,551	1,564
Other assets	800	1,038
Total Assets	$211,047	$211,294

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$32,381	$33,924
Accounts payable:
Purchased power	4,219	3,381
Other	643	1,796
Equity redemption credits	587	732
Accrued and other current liabilities	3,163	3,066
Current income tax payable	413	414
Total current liabilities	41,406	43,313

Long-term debt, net of current portion:
Mortgage notes	146,843	147,744
Note payable and other capital leases	280	308
Total long-term debt	147,123	148,052

Deferred credits	4,719	5,191

Stockholders’ equity:
Common stock	13	13
Preferred stock	—	—
Paid in capital	5,949	5,949
Retained earnings	11,837	8,776
Total stockholders’ equity	17,799	14,738
Total Liabilities and Equity	$211,047	$211,294

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002

Cash Flows From Operating Activities:
Net income	$3,061	$2,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,614	2,895
Noncash employee compensation	30	—
Equity earnings in Map	(26)	(8)
Change in:
Other assets/deferred credits	(522)	2,121
Accounts receivable	(2,226)	(724)
Purchased power cost subject to refund/recovery	179	(3,774)
Other current assets	(414)	890
Accounts payable and accrued expenses	(249)	(2,594)
Net cash provided by operating activities	3,447	1,588
Cash Flows From Investing Activities:
Utility plant additions, net	(1,028)	(904)
Additions/deletions to nonutility investments	140	130
Collection of notes receivable	265	250
Net cash provided by (used in) investing activities	(623)	(524)
Cash Flows From Financing Activities:
Payments on mortgage notes	(871)	(710)
Payments on other long-term debt and capital leases	(1,601)	(1,486)
Retirement of former member equity	(145)	(394)
Net cash provided by (used in) financing activities	(2,617)	(2,590)
Increase (Decrease) In Cash and Cash Equivalents	207	(1,526)
Cash and Cash Equivalents:
Beginning of period	9,899	5,498
End of period	$10,106	$3,972

Supplemental Cash Flow Information:
Cash paid during the period for interest	$1,960	$1,776

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2003 and 2002, and its consolidated results of operations and cash flows for the three months ended March 31, 2003, and 2002.  The consolidated results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (Commission File No. 333-53112), and the Company’s annual reports on Form 10-K and the quarterly reports on  Form 10-Q.

2.             Stock —Based Compensation

The Company accounts for stock based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).  Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended, requires pro-forma disclosure of net income and earnings per share as if the stock grants were accounted for using the fair value method.  For the three months ended March 31, 2003, net income of $3,061,000 would be the same for both the intrinsic and fair value methods.  The reconciliation of net income as reported of $3,061,000 using the intrinsic method to the pro-forma net income of $3,061,000 as if the fair value method was used, includes only one item of stock-based employee compensation expense.  The expense of $30,000 would be both added to the reported net income, and then subtracted from the resulting subtotal.  Basic and diluted earnings per share of $2.35 and $2.25 respectively, as reported, would remain the same for pro-forma presentation.

3.             Change in Accounting Principle

Prior to March 2003, the Company utilized the cycle billing method to recognize revenue under its board approved rate structure.  The cycle billing method recognized revenue on an “as billed basis” when the customer was billed and not on an accrual basis.

During the first quarter of 2003, the Company’s Board of Directors changed the Company’s rate-making policy to recognize unbilled revenue.  Therefore, the Company is required to change accounting principles in order to recognize revenue on the accrual basis.  The Company believes the accrual method more closely matches revenues and expenses and is more consistent with its current rate-making policies.  The effect of the change in accounting principle is an increase in operating revenues for the three months ended March 31, 2003, in the amount of $2,346,000.

Also due to this change in accounting principle, the Company is no longer deferring certain purchased power costs associated with electric services delivered to customers but unbilled at period end.  This change resulted in an increase to purchased power costs for the three months ended March 31, 2003, in the amount of $1,318,000.

4.             Repurchase Offer

Shares of the Company’s common stock were originally distributed to certain former members of Cap Rock Electric Cooperative, Inc. (the “Cooperative”), the Company’s predecessor, who elected to receive shares of stock as payment for their equity and membership interest in the Cooperative.  Pursuant to the conversion plan, the Company made a commitment to purchase those shares, held continuously by the original owners of record until the first anniversary of the distribution of the shares at a price of $10 per share if the Company had sufficient cash available to purchase all shares tendered.

On February 5, 2003, the Company filed Schedule TO with the Securities and Exchange Commission,  thus commencing the repurchase period, which expired April 30, 2003.  In an effort to be inclusive rather than exclusive, the Company made the offer to all shareholders of the Company.  The number of shares ultimately tendered to and accepted by the Company for repurchase was 82,140, with $821,400 being paid to tendering shareholders in early May 2003.  There are no further obligations related to the Company’s repurchase commitment.

5.             Income Taxes

Unlike the predecessor company, Cap Rock Energy Corporation is a taxable entity.  One of it’s wholly-owned subsidiaries, NewCorp Resources Electric Cooperative, Inc., (NewCorp), is a tax-exempt cooperative under IRS Code Section 501(c) (12), and files a separate tax return.  Income tax expense of $699,000 has been recorded for the three months ended March 31, 2003, based upon the Company's estimate of its ability to utilize its net operating loss carryforwards in future periods.  No income tax expense was recorded for the three months ended March 31, 2002, because net operating loss carryforwards were available to reduce any taxable income during that quarter.

6.             New Accounting Standards

Effective January 1, 2003, the Company adopted SFAS No. 143, “Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The implementation of this standard did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and was adopted by the Company effective January 1, 2003.  The implementation of this standard did not have an impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities —an interpretation of ARB No. 51” (“FIN 46”), requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  FIN 46 provisions are effective for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

In December, 2002, the FASB issued No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS No. 148), an amendment of FASB Statement No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company currently accounts for stock-based compensation in accordance with APB Opinion No. 25, which allows recognition of compensation expense to the extent that the fair market value is greater than the option price.

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options.  Companies will be required to measure the cost according to the fair value of the options.  Although the new guidelines have not yet been released, it is expected that they will be finalized soon and effective in 2004.  When final rules are announced, the Company will assess the impact to its financial statements.

7.             Contingencies

Currently under the Public Utility Regulatory Act (“PURA”), the definition of “electric cooperative” includes a “successor to an electric cooperative created before June 1, 1999, in accordance with a conversion plan approved by a vote of the electric cooperative, regardless of whether the successor later purchases, acquires, merges with or consolidates with, other electric cooperatives.”  Senate Bill 1280 (“SB 1280”) is proposed legislation in the Texas Legislature that, if passed, would amend the PURA to treat a successor to an electric cooperative as an investor owned utility.  SB 1280 also provides for establishment by the Public Utility Commission of Texas (“PUCT”) of schedules and procedures for such a  successor that were not previously subject to regulation as an investor owned utility prior to September 1, 2003, to comply with the requirements of deregulation and competition.

As of May 14, 2003, SB 1280 has passed the Texas Senate and has passed in Committee in the Texas House of Representatives.  It will now be considered by the full House.  If it passes the Texas House of Representatives, it will become law unless it is vetoed by the Governor.  If SB 1280 becomes law, the Company’s rates will be subject to regulation and approval by the PUCT.  The Company believes operational costs will increase due to regulation by the PUCT as an investor owned utility and entering into competition.  The Company cannot predict what other effects, some of which could be material, SB 1280 may have on the Company or its customers.

8.             Reclassifications

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

•                  Changes in our tax status;

•                  Demands for and cost of electric power;

•                  Federal and state legislative and regulatory actions and legal and administrative proceedings;

•                  Changes in and compliance with environmental laws and policies;

•                  Weather conditions; and,

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

Results of Operations

Three Months ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Net Income

For the three months ended March 31, 2003, net income was $3,061,000 as compared to net income of $2,782,000 for the three months ended March 31, 2002, an increase of $279,000.  The majority of the increase is due to:

•                  An increase in operating revenues of $4,225,000;

•                  A net increase in operating expenses of $3,271,000; and

•                  An increase in tax expense of $699,000.

Operating Revenues

Operating revenues for the three months ended March 31, 2003, were $4,225,000 greater than those of the three months ended March 31, 2002.  The increase was due primarily to $2,346,000 in accrued revenues related to a change in accounting principle in March 2003, an increase of $1,318,000 in power cost recovery and approximately $1 million of increased electric sales.  See Note 3 to the Financial Statements  for a discussion of the accounting change.

Operating Expenses

Operating expenses for the three months ended March 31, 2003 and 2002, were $17,164,000 and $13,893,000, respectively, an increase of $3,271,000, for the following reasons:

Purchased power cost increased by $2,205,000 due to higher natural gas prices offset by fixed price contract losses during the early months of 2002, totaling approximately $1 million. Natural gas prices affect the cost of power generation, which is passed through from our power suppliers.  Additionally, there was an adjustment of $1,318,000 for the lag in purchase power cost related to a change in  accounting principle from the cycle billing method to accrued revenues.  Maintenance and operations expenses increased by $707,000 because personnel were devoting more time to maintenance activities that result in current expenses as opposed to engaging in construction activities that result in capitalized cost.

Income Taxes

Current income tax expense was $699,000 in 2003.  The effective tax rate of 19% for the three months ended March 31, 2003, is lower than the statutory rate due to the nontaxable status of some of the entities and the reversal of a portion of the valuation allowance related to net operating loss carryforwards expected to be utilized by the Company in future periods. There was no current income tax expense in 2002 due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

As of March 31, 2003, the Company had:

•              Cash and cash equivalents of $10,106,000;

•              Working capital deficit of $248,000;

•              Long-term indebtedness of $147,123,000, net of current portion.

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

As of March 31, 2003, the Company had utilized all available borrowing capacity under the CFC loan agreements. Historically, the majority of the Company’s distribution property additions have been financed with long-term borrowings from CFC. In order for the Company to meet its working capital needs, debt service requirements and planned capital expenditures, the following options may be available:

•              Securing financing from new sources;

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

The Company has debt service payment obligations for the next 12 months as summarized below:

	Quarter ended
	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004

Long-term debt payments	$1,129	$13,011	$893	$901
Capital lease payments	1,375	15,011	33	28
Total cash commitments	$2,504	$28,022	$926	$929

CFC has approved the conversion of the prior line of credit for $28 million to a five year term loan.  The terms of the new arrangement include quarterly payments of approximately $233,000 based on a 30 year amortization schedule with a final balloon payment at the end of year five, initial principal payment deferral of one year and a fee of $210,000.  The execution and delivery of the new loan documents was completed in May 2003.  The $28 million term loan is not included in the above table due to deferral of any principal payments until the second quarter of 2004.

The Company anticipates receipt of payment for the United Fuel notes receivable balance of approximately $11.9 million prior to the scheduled maturity date because United Fuel is currently in discussions with lenders in order to obtain financing that would provide funds to allow it to fully repay the Company’s notes receivable.  These proceeds will be used to satisfy the cross-collateralized note payable of the same amount included in the table above under long-term debt payments.  The maturity date for both the notes receivable and note payable is in the third quarter of 2003.  In the event United Fuel is not successful in obtaining financing, the Company is considering an opportunity to extend the payment date of the note payable to the bank for $12,225,000 for an additional year.  An additional option available to the Company is that United Fuel, or its shareholders who have provided the Company with personal guarantees of the notes receivable, would pay down the notes and provide funds to the Company such that the Company would together with its cash flow from operations, be able to satisfy its debt obligations as they become due in 2003.

The Company believes cash generated from normal operations will be sufficient to service the remaining debt obligations listed in the table above, which includes the transmission system capital lease balloon payment of approximately $14 million due in the third quarter of 2003.  This capital lease balloon payment will be offset by sinking fund monies which will approximate $8 million at September 2003.  The current sinking fund balance of approximately  $7.8 million is reflected in Other current assets.

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

As discussed in Note 26 to the consolidated financial statements in the annual report on Form 10-K for the year ended December 31, 2002, the Cooperative and the Company filed an application to transfer the Cooperative’s certified territory to the Company.  This was the last step in the conversion process.  The Company’s current ongoing negotiations to refinance the transmission system through a loan or sale have been delayed and  interrupted due to the above mentioned issues relative to the PUCT and the CCN.

Commencing one year from the date of the distribution of the Company’s common stock to the former members of the Cooperative in connection with the conversion plan and ending 60 days thereafter, the Company  offered to purchase at a price of $10 per share all of its shares of common stock that were distributed in connection with the Plan.  Shares of the Company’s common stock were originally distributed to certain former members of the Cooperative who elected to receive shares of stock as payment for their equity and membership interest in the Cooperative.  Pursuant to the conversion plan, the Company made a commitment to purchase those shares, held continuously by the original owners of record until the first anniversary of the distribution of the shares at a price of $10 per share if the Company had sufficient cash available to purchase all shares tendered.  The Company’s original purchase commitment was only to those shareholders who were the original holders of record, and who had held those shares continuously until the first anniversary of the distribution of the shares.  In an effort to be inclusive, rather than exclusive, the Company made the offer to all shareholders and extended the offering period beyond the original 60 days.  The offering period began February 5, 2003, and  ended April 30, 2003, with 82,140 shares of common stock  tendered to and accepted by the Company at $10 per share, totaling $821,400.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

In connection with an investment in United Fuel and Energy Corporation, the Company has a note receivable from United Fuel with a current balance of $12,225,000, with a final balloon payment due in July 2003.  The interest rate is variable, and is tied to the interest rate on the Company’s note payable to a bank.

Interest Rate Risk

We are subject to market risk associated with interest rates on our CFC long-term indebtedness.  The Company’s mortgage debt with CFC allows for a change from variable rate to fixed rate with no additional fees.  In order to take advantage of the interest rate environment in late 2002 as well as employ an interest rate management strategy, the Company fixed the interest rates on $11,525,000 of its debt at 3.35% for a period of one year, on $70,519,000 at 4.20% for a period of two years and on $35,189,000 at 4.70% for a period of three years.  At March 31, 2003, there was $28,000,000 at an average variable rate of 3.6% and $6,167,000 at a fixed rate of 6.5%.  Pursuant to the terms of the mortgage notes, our variable debt with CFC is CFC prime rate plus 1%.  A 1% increase in interest rates results in an approximate increase of $280,000 in interest expense.

Company Purchase Commitment

Shares of the Company’s common stock were originally distributed to certain former members of the Cooperative who elected to receive shares of stock as payment for their equity and membership interest in the Cooperative.  Pursuant to the terms of the conversion plan, the Company made a commitment to offer to purchase those shares, held continuously by the original owners of record until the first anniversary of the distribution of the shares at a price of $10 per share if the Company had sufficient cash available to purchase all shares tendered.  Although the original purchase commitment was only to original holders, the Company, in its desire to be inclusive rather than exclusive, has extended the offer to all shareholders.  The offering period began February 5, 2003, and ended April 30, 2003, with 82,140 shares of common stock tendered to and accepted by the Company at $10 per share, totaling $821,400.

Item 4.  Controls and Procedures

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

The Company, including its CEO and CFO, does not expect that the Company’s disclosure and internal controls and procedures will prevent or detect all error and all fraud.  A control system, no matter how well  conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of a control system are met.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Other than certain legal proceedings arising in the ordinary course of business, litigation arising out of the Company’s proposed acquisition of Lamar County Electric Cooperative Association, litigation regarding the transfer of the Cooperative’s certified territory to the Company, litigation involving every utility that provides or receives transmission services in the state and a threat of a derivative lawsuit by one or more former members of the cooperative, none of which management believes will have a material adverse impact on the results of operations or financial condition of the Company, there is no other litigation pending or threatened against the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

May 15, 2003
/s/ Lee D. Atkins
Lee D. Atkins
Senior Vice President and Chief Financial Officer

CERTIFICATIONS

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

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

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

Date: May 15, 2003

By: /s/ David W. Pruitt
David W. Pruitt
Co-Chairman/President/Chief Executive Officer

CERTIFICATIONS

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

e)              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

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

Date: May 15, 2003

By: /s/ Lee D. Atkins
Lee D. Atkins
Senior Vice President and Chief Financial Officer

Exhibit Number	Description of Document

18.1	Change in Accounting Principle Letter from KPMG LLP. *

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith