Form 10-Q
period 2003-06-30
CAP ROCK ENERGY CORP
filed 2003-08-19
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

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

Yes  ☒  No  ☐

As of June 30, 2003, the Registrant had 1,273,945 shares of its $.01 par value common stock outstanding.

CAP ROCK ENERGY CORPORATION

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

In thousands, except per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenues:
Electric sales	$18,814	$17,946	$40,801	$35,835
Other	436	354	793	584
Total operating revenues	19,250	18,300	41,594	36,419

Operating expenses:
Purchased power	8,533	9,587	19,498	18,347
Operations and maintenance	2,446	1,957	4,826	3,630
General and administrative	1,458	2,173	2,971	3,587
Depreciation and amortization	1,772	1,555	3,589	3,101
Property taxes	337	469	658	913
Other	76	50	244	106
Total operating expenses	14,622	15,791	31,786	29,684

Operating income	4,628	2,509	9,808	6,735

Other income (expense):
Allocation of income from associated organizations	—	—	—	7
Interest expense, net of capitalized interest	(1,662)	(1,879)	(3,374)	(3,597)
Interest and other income	265	278	531	537
Equity earnings in MAP	52	17	78	25
Total other expense	(1,345)	(1,584)	(2,765)	(3,028)

Net income before income taxes	3,283	925	7,043	3,707

Income tax expense	678	—	1,377	—

Net income	$2,605	$925	$5,666	$3,707

Net income per common share:
Basic	$2.00	$0.71	$4.35	$2.85
Diluted	$1.92	$0.71	$4.18	$2.85

Weighted average number of common shares oustanding:	1,301,325	1,302,355	1,301,705	1,302,355
Basic	1,356,623	1,302,355	1,357,003	1,302,355
Diluted

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,477	$9,899
Accounts receivable:
Electric sales, net	8,012	4,680
Other	352	380
Current portion of notes receivable	11,975	12,490
Purchased power subject to recovery	1,967	3,501
Other current assets	8,582	7,805
Total current assets	41,365	38,755

Investments and notes receivable	12,434	12,490
Utility plant, net	154,497	157,447
Nonutility property, net	1,540	1,564
Other assets	1,108	1,038
Total Assets	$210,944	$211,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$31,081	$33,924
Accounts payable:
Purchased power	3,120	3,381
Other	1,383	1,796
Equity redemption credits	486	732
Accrued and other current liabilities	3,683	3,066
Current income tax payable	891	414
Total current liabilities	40,644	43,313

Long-term debt, net of current portion:
Mortgage notes	145,660	147,744
Note payable and other capital leases	250	308
Total long-term debt	145,910	148,052

Deferred credits	4,248	5,191

Stockholders’ equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,302,355 shares issued and outstanding at December 31, 2002, and 1,356,355 shares issued and 1,273,945 shares outstanding at June 30, 2003	14	13
Paid in capital	6,510	5,949
Retained earnings	14,442	8,776
Less: Treasury stock of 82,410 shares	(824)	—
Total stockholders’ equity	20,142	14,738
Total Liabilities and Stockholders’ Equity	$210,944	$211,294

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002

Cash Flows From Operating Activities:
Net income	$5,666	$3,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,263	5,708
Noncash employee compensation	559	—
Equity earnings in Map	(78)	(25)
Changes in:
Other assets/deferred credits	(1,597)	1,073
Accounts receivable	(3,304)	(805)
Purchased power cost subject to refund/recovery	1,534	(4,250)
Other current assets	(777)	1,188
Accounts payable and accrued expenses	420	(841)
Net cash provided by operating activities	8,686	5,755
Cash Flows From Investing Activities:
Utility plant additions, net	(2,705)	(2,067)
Additions/deletions to nonutility investments	134	75
Collection of notes receivable	515	500
Net cash used in investing activities	(2,056)	(1,492)
Cash Flows From Financing Activities:
Payments on mortgage notes	(1,758)	(1,422)
Payments on other long-term debt and capital leases	(3,227)	(3,047)
Repurchase/acquisition of common stock	(821)	—
Retirement of former member equity	(246)	(624)
Net cash used in financing activities	(6,052)	(5,093)
Increase (Decrease) In Cash and Cash Equivalents	578	(830)
Cash and Cash Equivalents:
Beginning of period	9,899	5,498
End of period	$10,477	$4,668

Supplemental Cash Flow Information:
Cash paid during the period for interest	$3,872	$4,436

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2003 and 2002, and its consolidated results of operations and cash flows for the six months ended June 30, 2003, and 2002.  The consolidated results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002, and the quarterly reports on Form 10-Q.

2.                                      Stock – Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock incentive plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148,  “Accounting for Stock-Based  Compensation, Transition and Disclosure.”  Under the historical or retroactive transition method allowed by SFAS No. 148, the compensation expense for the three and six months ended June 30, 2003, would not have been different had the fair value method been originally applied.

During the quarter ended June 30, 2003, an aggregate of 54,000 shares of stock were awarded to all full-time employees.  The shares are 40% vested as of June 30, 2003, with 20% vesting each year thereafter.  One of the restrictions of the awards is that 25% of the vested shares is required to be held by the employee as long as the individual is employed by the Company.  Compensation expense of $275,000 is reflected in the three and six month periods ended June 30, 2003.  Based on generally accepted accounting principles and the vesting schedules, compensation expense  of $176,000 will be recognized over the next twelve months.

In July 2003, an aggregate of 302,500 shares of stock were awarded to officers, directors and certain retired directors.  The shares will be 50% vested in July 2004, with the remaining 50% vesting in 2005.  A similar 25% holding restriction also applies to this award.  Compensation expense of $2,364,000 will be recognized over the next twelve months.

3.                                      Change in Accounting Principle

Prior to March 2003, the Company utilized the cycle billing method to recognize revenue under its board approved rate structure.  The cycle billing method recognized revenue on an “as billed basis” when the customer was billed and not on an accrual basis.

During the first quarter of 2003, the Company’s Board of Directors changed the Company’s rate-making policy to recognize unbilled revenue.  Therefore, the Company is required to change accounting principles in order to recognize revenue on the accrual basis.  The Company believes the accrual method more closely matches revenues and expenses and  is more consistent with its current rate-making policies.  The effect of the change in accounting principle is an increase in operating revenues for the three and six month periods ended March 31, and June 30, 2003, respectively, in the amount of $2,346,000.

Also due to this change in accounting principle, the Company is no longer deferring certain purchased power costs associated with electric services delivered to customers but unbilled at period end.  This change resulted in an increase to purchased power costs for the three and six month periods ended March 31, and June 30, 2003, respectively, in the amount of $1,318,000.

4.                                      Repurchase Offer

Shares of the Company’s common stock were originally distributed to certain former members of Cap Rock Electric Cooperative, Inc. (the “Cooperative”), the Company’s predecessor, who elected to receive shares of stock as payment for their equity and membership interest in the Cooperative.  Pursuant to the conversion plan, the Company made a commitment to purchase those shares, held continuously by the original owners of record until the first anniversary of the distribution of the shares, at a price of $10 per share if the Company had sufficient cash available to purchase all shares tendered.

On February 5, 2003, the Company filed Schedule TO with the Securities and Exchange Commission,  thus commencing the repurchase period, which expired April 30, 2003.  In an effort to be inclusive rather than exclusive, the Company made the offer to all shareholders of the Company.  The number of shares ultimately tendered to and accepted by the Company for repurchase was 82,140, with $821,400 being paid to tendering shareholders in early May 2003.  At June 30, 2003, such amount is shown as Treasury stock within the Stockholders’ equity section of the balance sheet.  There are no further obligations related to the Company’s repurchase commitment.

5.                                      Income Taxes

Unlike the predecessor company, Cap Rock Energy Corporation is a taxable entity.  One of it’s wholly-owned subsidiaries, NewCorp Resources Electric Cooperative, Inc. (NewCorp), is a tax-exempt cooperative under IRS Code Section 501(c)(12), and files a separate tax return.  Income tax expense of $678,000 and $1,377,000 has been recorded for the three and six months ended June 30, 2003, based upon the Company’s estimate of its ability to utilize its net operating loss carryforwards in future periods.  No income tax expense was recorded for the three and six month periods ended June 30, 2002, because net operating loss carryforwards were available to reduce any taxable income those quarters

6.                                      Earnings per Common Share

The table below shows the reconciliation between the basic and diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Basic	1,301,325	1,302,355	1,301,705	1,302,355
Stock for Compensation shares that have been deferred	55,298	—	55,298	—
Diluted	1,356,623	1,302,355	1,357,003	1,302,355

7.                                      Change in Oversight Authority

On June 22, 2003, the Governor of the State of Texas signed Senate Bill 1280 (“SB 1280”) into law which will become effective September 1, 2003.  The definition of “electric cooperative” under the Public Utility Regulatory Act (“PURA”) included a “successor to an electric cooperative created before June 1, 1999, in accordance with a conversion plan approved by a vote of the electric cooperative, regardless of whether the successor later purchases, acquires, merges with or consolidates with, other electric cooperatives.”  SB 1280 amends the PURA to treat a successor to an electric cooperative as an investor owned utility.  This legislation also provided for establishment of schedules and procedures by the Public Utility Commission of Texas (“PUCT”) for such a successor that was not previously subject to regulation as an investor owned utility prior to September 1, 2003, in order to comply with the requirements of deregulation and competition.  The Company’s rates will be subject to regulation and approval by the PUCT beginning September 1, 2003.

8.                                      New Accounting Standards

Effective January 1, 2003, the Company adopted SFAS No. 143, “Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The implementation of this standard did not have a material impact on the Company’s financial position or results of operations because the Company has no legal obligation for removal costs.

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

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”), requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  FIN 46 provisions are effective for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

In December, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS No. 148), an amendment of FASB Statement No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Effective January 1, 2003, the Company changed its method of accounting from the intrinsic method per APB Opinion No. 25, to the fair value method per SFAS No. 148.

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options.  Companies will be required to measure the cost according to the fair value of the options.  Although the new guidelines and ultimate measurement valuation methodology have not yet been released, it is expected that they will be finalized soon and effective in 2004.  When final rules are announced, the Company will assess the impact to its financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

9.                                      Contingencies

As described in Footnote 7, effective September 1, 2003, the Company will be regulated as an investor owned utility by the PUCT.  Therefore, in addition to having its rates regulated by the PUCT, the Company will  be required to comply with the other provisions of the PURA regarding  investor owned utilities, including offering customer choice for customer power requirements.  The PUCT is charged with establishing the procedures and timelines for the Company to comply with these provisions of PURA.  While the Company cannot predict the procedures and timelines that will be established by the PUCT, it is anticipated that the PUCT will take relevant factors into consideration in establishing procedures and timelines that are appropriate and will not adversely affect the Company’s customers.

The Company is currently negotiating with Beal Bank, S.S.B. (“Beal Bank”) for a loan collateralized by NewCorp’s transmission system.  While a commitment letter with Beal Bank has not been executed at this time, NewCorp submitted an application to the Federal Energy Regulatory Commission (“FERC”) on July 25, 2003, seeking authorization to borrow $31.5 million.  This refinancing will not result in any increase in rates to the transmission customers.  If FERC approval is received and the loan is consummated, the proceeds of the loan will be used to make the final balloon payment due on the transmission capital lease; establish cash reserves for operations and maintenance of the transmission system, as well as working capital; allow NewCorp to purchase transmission assets from Cap Rock Energy Corporation; and pay all costs and expenses associated with the loan.  The proposed loan is subject to additional conditions such as completion of due diligence by Beal Bank and preparation of all loan and collateral documents. The financing arrangements will allow the Company to make system upgrades, improvements and expansions as may be necessary.

10.                               Subsequent Events

On August 7, 2003, the PUCT approved the transfer of the Certificate of Convenience and Necessity (“CCN”)

from the Cooperative to the Company effective September 1, 2003.  The transfer of the CCN is the culmination of the conversion of the Company from a member-owned cooperative to a shareholder owned corporation.  The Company may now provide service directly to customers in its service territory and operate totally independent from its predecessor.

The note payable to a bank and the notes receivable from United Fuel and Energy Corporation have original maturity dates of July 2003.  Effective July 12, 2003, the notes were modified and extended with new maturity dates of September 2, 2003.

11.                               Reclassifications

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

•                  Change in rate structure and ability to earn a fair return on our rate base and recover our cost of operations;

•                  Ability to obtain and/or refinance capital;

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

Results of Operations

Six Months ended June 30, 2003, Compared With Six Months Ended June 30, 2002

Net Income

For the six months ended June 30, 2003, net income was $5,666,000 as compared to net income of $3,707,000 for the six months ended June 30, 2002, an increase of $1,959,000.  The majority of the increase is due to:

•                  An increase in operating revenues of $5,175,000; and

•                  A net increase in operating expenses of $2,102,000; and

•                  An increase in income tax expense of $1,377,000.

Operating Revenues

Operating revenues for the six months ended June 30, 2003, were $5,175,000 greater than those of the six months ended June 30, 2002.  The increase was due primarily to $2,346,000 in accrued revenues related to a change in accounting principle in March 2003, and approximately $2,600,000 of  increased electric sales  due to adjustments for 2003 power cost recovery and regulatory surcharge.  See Note 3 to the Financial Statements  for a discussion of the accounting change.

Operating Expenses

Operating expenses for the six months ended June 30, 2003 and 2002, were $31,786,000 and $29,684,000, respectively, an increase of $2,102,000, for the following reasons:

Purchased power cost increased by $1,151,000 primarily due to an adjustment of $1,318,000 for the lag in purchased power cost related to a change in accounting principle from the cycle billing method to accrued revenues at March 31, 2003. Maintenance and operations expenses increased by $1,196,000 because personnel devoted more time to maintenance activities that result in current expenses as opposed to engaging in construction activities that result in capitalized cost.

Income Taxes

Current income tax expense was $1,377,000 in 2003.  The effective tax rate of 20% for the six months ended June 30, 2003, is lower than the statutory rate due to the nontaxable status of some of the entities and the reversal of a portion of the valuation allowance related to net operating loss carryforwards expected to be utilized by the Company in future periods.  There was no current income tax expense in 2002 due to utilization of net operating loss carryforwards.

Three Months ended June 30, 2003, Compared With Three Months Ended June 30, 2002

Net Income

For the three months ended June 30, 2003, net income was $2,605,000 as compared to net income of $925,000 for the three months ended June 30, 2002, an increase of $1,680,000.  The majority of the increase is due to:

•                  An increase in operating revenues of $950,000; and

•                  A net decrease in operating expenses of $1,169,000; and

•                  An increase in tax expense of $678,000.

Operating Revenues

Operating revenues for the three months ended June 30, 2003, were $950,000 greater than those of the three months ended June 30, 2002.  The increase was due primarily to increased electric sales of $880,000 due to 2003 adjustments for power cost recovery and regulatory surcharge and $80,000 of new fee charges.

Operating Expenses

Operating expenses for the three months ended June 30, 2003, and 2002, were $14,622,000 and $15,791,000, respectively, a decrease of $1,169,000, for the following reasons:

Purchased power cost decreased by $1,054,000 due to lower contract prices.  Additionally, there was a decrease of $715,000 in general and administrative costs due to reduced legal and public reporting services, offset by an increase in maintenance and operations expenses of $489,000 due to more personnel time devoted to maintenance activities and fewer construction activities that result in capital cost.

Income Taxes

Current income tax expense was $678,000 in 2003.  The effective tax rate of 21% for the three months ended June 30, 2003, is lower than the statutory rate due to the nontaxable status of some of the entities and the reversal of a portion of the valuation allowance related to net operating loss carryforwards expected to be utilized by the Company in future periods.  There was no current income tax expense in 2002 due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

As of June 30, 2003, the Company had:

•                                          Cash and cash equivalents of $10,477,000;

•                                          Working capital of $721,000;

•                                          Long-term indebtedness of $145,910,000, net of current portion.

Historically, the Company’s primary sources of liquidity have been cash flows from operations and borrowings from CFC, the Company’s primary lender. These borrowings are collateralized by substantially all of the Company’s utility distribution assets. The existing long-term debt consists of a series of loans from CFC that impose various restrictive covenants, including the prohibition of additional secured indebtedness, or the guaranty of such, and requires the maintenance of a debt service coverage ratio as defined in the CFC loan agreements. In addition, the Company may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its customers if the ratio of equity to total assets is less than a stated percentage. At December 31, 2002, the Company was in compliance with its CFC loan agreements or had obtained waivers of those covenants therein as they related to the conversion, issuance of equity credits and common stock.

As of June 30, 2003, the Company had utilized all available borrowing capacity under the CFC loan agreements. Historically, the majority of the Company’s distribution property additions have been financed with long-term borrowings from CFC. In order for the Company to meet its working capital needs, debt service requirements and planned capital expenditures, the following options may be available:

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

The Company has debt service payment obligations for the next 12 months as summarized below:

	Quarter ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004

Long-term debt payments	$13,020	$902	$909	$1,150
Capital lease payments	15,011	32	28	29
Total cash commitments	$28,031	$934	$937	$1,179

In December 2002, CFC approved the conversion of the prior line of credit for $28 million to a five year term loan.  The terms of the new arrangement include quarterly payments of approximately $233,000 based on a 30 year amortization schedule with a final balloon payment at the end of year five, initial principal payment deferral of one year and a fee of $210,000.  The execution and delivery of the new loan documents was completed in May 2003, with a fixed interest rate of 4.3% for four years.

The Company has notes receivable from United Fuel and Energy Corporation, who is currently in negotiations with lenders in order to obtain financing that would provide funds to allow it to fully repay the Company’s notes receivable.  These proceeds will be used to satisfy the cross-collateralized note payable of the same amount included in the table above.  Both the notes receivable and note payable have been modified and extended with  new maturity dates in September 2003, and the balance for both at maturity is $11.9 million.  In the event United Fuel is not successful in obtaining financing for the entire balance, the Company has an additional option available. United Fuel, or its shareholders who have provided the Company with personal guarantees of the notes receivable, would pay down the notes and provide funds to the Company such that the Company would together with its cash flow from operations, be able to satisfy its debt obligations as they become due in the third quarter of 2003.

The Company believes cash generated from normal operations will be sufficient to service the remaining debt obligations listed in the table above, which includes the transmission system capital lease balloon payment of approximately $14 million due in the third quarter of 2003.  This capital lease balloon payment will be offset by sinking fund monies of over $8 million at September 2003.  The current sinking fund balance of $8,103,000 is reflected in Other current assets.

One of the Company’s subsidiaries, NewCorp Resources Electric Cooperative, Inc. (“NewCorp”), owns a 305 mile transmission system in West Texas.  Even though, as described above, there is sufficient cash flow to satisfy debt obligations, the Company is currently negotiating with Beal Bank S.S.B. (“Beal Bank”) for a loan collateralized by NewCorp’s transmission system.  While a commitment letter with Beal Bank has not been executed at this time, NewCorp submitted an application to the Federal Energy Regulatory Commission (“FERC”) on July 25, 2003, seeking authorization to borrow $31.5 million.  This refinancing will not result in any increase in rates to transmission customers.  If FERC approval is received and the loan is consummated, the proceeds of the loan will be used to make the final balloon payment due on the transmission capital lease; establish cash reserves for operations and maintenance of the transmission system, as well as working capital; allow NewCorp to purchase transmission assets from Cap Rock Energy Corporation; and pay all costs and expenses associated with the loan.  The proposed loan is subject to additional conditions such as completion of due diligence by Beal Bank and preparation of all loan and collateral documents.  The financing arrangements will allow the Company to make system upgrades, improvements and expansions as may be necessary.

Historically, revenues from sales of electricity have been based upon Board approved rates for power distribution.  As the Company comes under the oversight authority of the Public Utility Commission of Texas (“PUCT”) effective September 1, 2003, the rates and fees charged to customers by the Company will be subject to PUCT approval, and will be cost based rates with an approved rate of return.  We are unable to predict the outcome of any rate proceedings mandated by the PUCT, but a significant change in the rate structure could have a material impact on our financial condition and cash flows from operations.

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

In the first quarter of 2001, the Company entered into two derivative transactions to fix a portion of the natural gas component of the related power costs over the next twelve months to minimize the fluctuations in their customer’s power bills. These transactions fixed the price on approximately 35,000 to 260,000 MMBtus of natural gas at fixed prices ranging from $3.79 to $5.31 an MMBtu. All payments made or received in connection with these transactions were collected or rebated to the customers through the power cost recovery component of the customers’ power bills.  The last derivative contract expired in May 2002.  The Company may use this type of instrument from time to time to manage costs for its customers.

Regulatory Risk

All revenues from sales of electricity are based upon Board approved rates for power distribution.  As the Company comes under the oversight authority of the PUCT, the rates and fees charged to customers by the Company will be subject to PUCT approval, and will be cost based rates with an approved rate of return.

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

In connection with an investment in United Fuel and Energy Corporation, the Company has a note receivable from United Fuel with a current balance of $11,975,000, with a final balloon payment due in September 2003.  The interest rate is variable, and is tied to the interest rate on the Company’s note payable to a bank.

Interest Rate Risk

We are subject to market risk associated with interest rates on our CFC long-term indebtedness.  The Company’s mortgage debt with CFC allows for a change from variable rate to fixed rate with no additional fees.  In order to take advantage of the interest rate environment in late 2002 as well as employ an interest rate management strategy, the Company fixed the interest rates on $11,525,000 of its debt at 3.35% for a period of one year, on $70,519,000 at 4.20% for a period of two years and on $35,189,000 at 4.70% for a period of three years.  During the three months ended June 30, 2003, the Company fixed $28,000,000 at 4.3% for four years  and $6,167,000 at 4.5%.

Market risk is also associated with the variable interest rate on the note payable to a bank.  This risk is mitigated by the variable interest rate on the cross-collateralized note receivable from United Fuel.

Company Purchase Commitment

Shares of the Company’s common stock were originally distributed to certain former members of the Cooperative who elected to receive shares of stock as payment for their equity and membership interest in the Cooperative.  Pursuant to the terms of the conversion plan, the Company made a commitment to offer to purchase those shares, held continuously by the original owners of record until the first anniversary of the distribution of the shares at a price of $10 per share if the Company had sufficient cash available to purchase all shares tendered.  Although the original purchase commitment was only to original holders, the Company, in its desire to be inclusive rather than exclusive, extended the offer to all shareholders.  The offering period began February 5, 2003, and ended April 30, 2003, with 82,140 shares of common stock tendered to and accepted by the Company at $10 per share, totaling $821,400.  At June 30, 2003, such amount is shown as Treasury stock within the Stockholders’ equity section of the balance sheet.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Other than certain legal proceedings arising in the ordinary course of business, litigation arising out of the Company’s proposed acquisition of Lamar County Electric Cooperative Association, litigation involving every utility that provides or receives transmission services in the state and a threat of a derivative lawsuit by one or more former members of the cooperative, none of which management believes will have a material adverse impact on the results of operations or financial condition of the Company, there is no other litigation pending or threatened against the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended June 30, 2003, or between June 30, 2003, and the date of this report:

		1.	April 14, 2003, Item 9. Regulation FD Disclosure. RE: Disclosure of 2002 year-end financial results.
		2.	April 17, 2003, Item 9. Regulation FD Disclosure. RE: Announcement that the Texas Senate had passed SB 1280 on April 15, 2003.
		3.	May 19, 2003, Item 9. Regulation FD Disclosure. RE: Disclosure of financial results for the quarter ended March 31, 2003.
		4.	May 20, 2003, Item 9. Regulation FD Disclosure. RE: Announcement that the Texas House of Representatives had passed SB 1280 on May 16, 2003.
		5.	June 25, 2003, Item 9. Regulation FD Disclosure. RE: Announced that Texas Governor Rick Perry had signed SB 1280 on June 22, 2003.
		6.	June 27, 2003, Item 9. Regulation FD Disclosure. RE: Announcement of Employee Grants of Restricted Stock Awards.
		7.	July 15, 2003, Item 5. Other Events. RE: Announcement of the date of Annual Meeting of Shareholders and record date for voting at the annual meeting.
		8.	August 12, 2003 Item 5. Other Events. RE: Announcement of the transfer of the Certificate of Convenience and Necessity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

August 19, 2003

/s/ Lee D. Atkins
Lee D. Atkins
Senior Vice President and Chief Financial Officer

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith