Form 10-Q
period 2003-09-30
CAP ROCK ENERGY CORP
filed 2003-11-13
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 1, 2003, the Registrant had 1,567,725 shares of its $.01 par value common stock outstanding.

CAP ROCK ENERGY CORPORATION

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

In thousands, except share and per share amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues:
Electric sales	$23,066	$20,319	$63,867	$56,154
Other	277	455	1,070	1,039
Total operating revenues	23,343	20,774	64,937	57,193

Operating expenses:
Purchased power	10,532	9,638	30,030	27,985
Operations and maintenance	2,522	2,130	7,449	5,760
General and administrative	1,385	1,603	4,255	5,190
Depreciation and amortization	1,805	1,492	5,394	4,593
Property taxes	314	273	972	1,186
Other	38	54	282	160
Total operating expenses	16,596	15,190	48,382	44,874

Operating income	6,747	5,584	16,555	12,319

Other income (expense):
Allocation of income from associated organizations	530	471	530	478
Interest expense, net of capitalized interest	(1,658)	(1,855)	(5,032)	(5,452)
Interest and other income	89	239	625	776
Loss on equity method investment value	(1,056)	—	(1,061)	—
Equity earnings in MAP	66	29	144	54
Total other expense	(2,029)	(1,116)	(4,794)	(4,144)

Net income before income taxes	4,718	4,468	11,761	8,175

Income tax expense	80	—	1,457	—

Net income	$4,638	$4,468	$10,304	$8,175

Net income per common share:
Basic	$2.96	$3.43	$7.41	$6.28
Diluted	$2.86	$3.43	$7.13	$6.28

Weighted average number of common shares oustanding:
Basic	1,568,498	1,302,355	1,390,636	1,302,355
Diluted	1,623,796	1,302,355	1,445,934	1,302,355

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,590	$9,899
Restricted cash investment	14,169	—
Accounts receivable:
Electric sales, net	8,299	4,680
Other	386	380
Current portion of notes receivable	11,675	12,490
Purchased power subject to recovery	1,427	3,501
Other current assets	759	7,805
Total current assets	45,305	38,755

Investments and notes receivable	11,455	12,490
Utility plant, net	154,177	157,447
Nonutility property, net	1,532	1,564
Other assets and deferred charges	6,106	1,038
Total Assets	$218,575	$211,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$16,063	$33,924
Accounts payable:
Purchased power	3,185	3,381
Other	1,758	1,796
Equity redemption credits	344	732
Accrued and other current liabilities	3,876	3,066
Current income tax payable	921	414
Total current liabilities	26,147	43,313

Long-term debt, net of current portion:
Mortgage notes	144,353	147,744
Note payable and other capital leases	14,389	308
Total long-term debt	158,742	148,052

Deferred credits	3,781	5,191

Stockholders’ equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,302,355 shares issued 1,302,355 shares issued and outstanding at December 31, 2002, and 1,650,395 issued and 1,567,725 shares outstanding at September 30, 2003	17	13
Paid in capital	11,641	5,949
Retained earnings	19,080	8,776
Less: Treasury stock of 82,670 shares	(833)	—
Total stockholders’ equity	29,905	14,738
Total Liabilities and Stockholders’ Equity	$218,575	$211,294

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002

Cash Flows From Operating Activities:
Net income	$10,304	$8,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,393	9,120
Noncash stock compensation	1,148	—
Equity earnings in Map	(144)	(54)
Loss on equity method investment value	1,056	—
Changes in:
Other assets/deferred credits	(2,734)	7,156
Accounts receivable	(3,625)	(1,048)
Purchased power cost subject to refund/recovery	2,074	(3,469)
Other current assets	(1,161)	(6,228)
Accounts payable and accrued expenses	1,083	(1,200)
Net cash provided by operating activities	16,394	12,452
Cash Flows From Investing Activities:
Utility plant additions, net	(4,268)	(3,969)
Additions to nonutility investments	123	196
Collection of notes receivable	815	750
Net cash used in investing activities	(3,330)	(3,023)
Cash Flows From Financing Activities:
Payments on mortgage notes	(2,803)	(2,307)
Payments on other long-term debt and capital leases	(18,537)	(4,721)
Proceeds from note payable and capital leases	14,169	496
Restricted cash investment	(5,962)	—
Repurchase/acquisition of common stock	(852)	—
Retirement of former member equity	(388)	(735)
Net cash used in financing activities	(14,373)	(7,267)
Increase (Decrease) In Cash and Cash Equivalents	(1,309)	2,162
Cash and Cash Equivalents:
Beginning of period	9,899	5,498
End of period	$8,590	$7,660
Noncash financing activities:
Deferred charges related to stock awards	$4,566	$—
Supplemental Cash Flow Information:
Cash paid during the period for interest	$5,777	$6,444

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the “Company”) and its wholly owned subsidiaries:  NewCorp Resources Electric Cooperative, Inc. (“NewCorp”), Cap Rock Cooperative Finance Corporation (“CRCFC”), Cap Star Communications and Cap Rock Electric Cooperative (“Cooperative”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2003 and 2002, and its consolidated results of operations and cash flows for the nine months ended September 30, 2003, and 2002.  The consolidated results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002, and the quarterly reports on Form 10-Q.

2.             Stock –Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock incentive plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148,  “Accounting for Stock-Based  Compensation, Transition and Disclosure.”  Under the historical or retroactive transition method allowed by SFAS No. 148, the compensation expense for the three and nine months ended September  30, 2003, would not have been different had the fair value method been originally applied.

During the quarter ended June 30, 2003, an aggregate of 54,000 shares of stock were awarded to all full-time employees.  The shares were 40% vested as of June 30, 2003, with 20% vesting each year thereafter.  One of the restrictions on the shares awarded is that 25% of the vested shares is required to be held by the employee as long as the individual is employed by the Company.  The majority of the compensation expense of $50,000 and $325,000  reflected in Operations and Maintenance expense for the three and nine month periods ended September 30, 2003, respectively, is because the majority of employees are engaged in those type activities.

In July 2003, an aggregate of 302,500 shares of stock were awarded to officers, directors and certain retired directors. The shares awarded to the officers will be 50% vested in July 2004, with the remaining 50% vesting in April 2005.  Awards to directors and retired directors vest at the end of 58 months and 12 months, respectively.  A similar 25% holding restriction also applies to the awards for officers and directors.

Based on generally accepted accounting principles and the vesting schedules, total compensation expense of $2,891,000 will be recognized over the next twelve months for all awards.

3.             Revenue Recognition

Prior to March 2003, the Company utilized the cycle billing method to recognize revenue under its board approved rate structure.  The cycle billing method recognized revenue on an “as billed basis” when the customer was billed and not on an accrual basis.

During the first quarter of 2003, the Company’s Board of Directors changed the Company’s rate-making policy to recognize unbilled revenue.  Therefore, the Company is required to change accounting principles in order to recognize revenue on the accrual basis.  The Company believes the accrual method more closely matches revenues and expenses and  is more consistent with its current rate-making policies.  The effect of the change in accounting principle is an increase in operating revenues for the three and nine month periods ended March 31, and September 30, 2003, respectively, in the amount of $2,346,000.

Also due to this change in accounting principle, the Company is no longer deferring certain purchased power costs associated with electric services delivered to customers but unbilled at period end.  This change resulted in an increase to purchased power costs for the three and nine month periods ended March 31, and September 30, 2003, respectively, in the amount of $1,318,000.  The net effect of this accounting change is an increase in operating income of $1,028,000.

4.             Debt Refinancing

In connection with the original financing and construction of NewCorp’s transmission system, NewCorp had entered into certain agreements that qualified as capital lease obligations.  The monthly lease payments included an amount for a sinking fund, which was to be used to reduce the amount of the final balloon payment on the capital lease.  The balloon payment of $14,076,000 was due in September 2003.

NewCorp submitted an application to the Federal Energy Regulatory Commission (“FERC”) in July 2003, seeking authorization to borrow $31,500,000 from Beal Bank S.S.B. (“Beal Bank”).  FERC approval was received in August 2003.  The arrangement with Beal Bank was segregated into two advances.  The initial advance provided proceeds of $14,076,000 for payment of the balloon payment on the transmission system capital lease, plus interest of $93,000 for a total of $14,169,000. The additional advance of $17,331,000 provides for $5,500,000 for working capital and cash reserves for operations and maintenance of the transmission system, purchase of transmission assets from Cap Rock Energy Corporation, pay off of a loan from CRCFC, as well as payment of all costs and expenses associated with the new loan arrangement.  The new financing will also allow NewCorp to make such system upgrades, improvements and expansions, as may be necessary.  This refinancing will not result in any increase in rates to NewCorp’s transmission customers.

The initial advance was completed in September 2003. Beal Bank advanced $14,076,000 for the final balloon payment on the transmission system capital lease, plus interest of $93,000, for a total of $14,169,000.  Simultaneously, the original lien on the transmission system was released and the sinking fund of $8,207,000 was transferred to a restricted securities account.  NewCorp added $5,962,000 to the restricted securities account to bring the total restricted cash investment to $14,169,000, the amount of the initial advance proceeds.  This restricted cash investment is the only asset collateralized by Beal Bank in connection with the initial advance.  Upon funding of the additional advance, the restricted cash investment will be released, and the transmission system, receivables and other assets related to the transmission system will be the collateral for the full loan.  The loan is non-recourse to Cap Rock Energy.

Interest on the Beal Bank loan is the greater of 10.75% per annum, or 7% plus the one-month LIBOR rate, payable monthly.  The initial advance amount of $14,169,000 is due September 9, 2004, unless the additional advance is funded on or before that date, in which case, the entire principal amount will be payable monthly amortized over 15 years.   In the accompanying consolidated balance sheet at September 30, 2003, the initial advance of $14,169,000 is shown in long-term debt because it is the Company’s intent to draw on the additional advance.  Pursuant to the terms of the financing arrangement, prepayment of the initial advance is not allowed before its scheduled maturity date; prepayment of the additional advance will not be allowed for the first 24 months of the loan period, with a 1% fee if prepayment is made during months 25 through 48.  The financing arrangement also provided for a commitment fee of 2% of the total loan amount, with $457,000 payable for the initial advance, and the remaining $173,000 payable for the additional advance.  Additional customary fees payable to Beal Bank were for reimbursement of expenses, attorney fees, appraisals and consulting.  Maintenance of certain financial covenants will be required upon funding of the additional advance, and the Company and NewCorp are already in compliance with such future requirements.  The Company will be required to maintain consolidated net worth of $5,000,000 and NewCorp must maintain a ratio of net income plus interest, taxes, depreciation and amortization to debt service of at least 1.2 to 1.0 on a rolling quarter basis.

5.             Depreciation Expense

Because the rates charged by the Company were regulated by its Board of Directors and continue to be regulated by certain state and federal regulatory authorities, the Company is required to follow the accounting treatments and preparation of financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulations.”  SFAS No. 71 specifies that when a capital lease is to be treated as an operating lease by regulators, the depreciation of the asset should follow the ratemaking treatment being granted by the regulator.  Therefore, the depreciation of the transmission system was in line with the recovery period specified by the rates being charged to customers, and was classified as purchased power costs.  With the extinguishment of the capital lease associated with the transmission system, the Company is now required to utilize a regular systematic depreciation method over the estimated remaining life of the transmission system to record expense for the remaining net book value of the transmission system of $20,578,000.

6.             Income Taxes

Unlike the predecessor company, Cap Rock Energy Corporation is a taxable entity.  One of it’s wholly-owned subsidiaries, NewCorp, is a tax-exempt cooperative under IRS Code Section 501(c)(12), and files a separate tax return.  Income tax expense of $80,000 and $1,457,000 has been recorded for the three and nine months ended September 30, 2003.  Income tax expense for the three month period is significantly less because of the availability and expected utilization of net operating loss carryforwards, coupled with book/tax timing differences.  No income tax expense was recorded for the three and nine month periods ended September 30, 2002, because net operating loss carryforwards were available to reduce any taxable income for those periods.

7.                                      Basic and Diluted Weighted Average Number of Common Shares Outstanding

The table below shows the reconciliation between the basic and diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic	1,568,498	1,302,355	1,390,636	1,302,355
Stock for Compensation shares that have been deferred	55,298	—	55,298	—
Diluted	1,623,796	1,302,355	1,445,934	1,302,355

8.             Change in Oversight Authority

On June 22, 2003, the Governor of the State of Texas signed Senate Bill 1280 (“SB 1280”) into law which became effective September 1, 2003.  The definition of “electric cooperative” under the Public Utility Regulatory Act (“PURA”) included a “successor to an electric cooperative created before June 1, 1999, in accordance with a conversion plan approved by a vote of the electric cooperative, regardless of whether the successor later purchases, acquires, merges with or consolidates with, other electric cooperatives.”  SB 1280 amends the PURA to treat a successor to an electric cooperative as an investor owned utility.  This legislation also provided for establishment of schedules and procedures by the Public Utility Commission of Texas (“PUCT”) for such a successor that was not previously subject to regulation as an investor owned utility prior to September 1, 2003, in order to comply with the requirements of deregulation and competition.  The Company’s rates are now subject to regulation and approval by the PUCT.   In accordance with this change, the Company filed its tariffs for electric service on September 2, 2003, and the PUCT is currently reviewing those tariffs.  In addition, the PUCT has initiated an inquiry to determine the reasonableness of the Company’s rates.  The Company believes its rates are reasonable.  The Company is entitled to a reasonable rate of return based upon its cost of service and construction program.  The Company is currently completing a rate filing submission that may contain a request for a rate increase for at least some customer classes.  The PUCT has not yet established the procedures and time lines for the Company to comply with the other provisions of the PURA regarding investor owned utilities, including offering customer choice for customer power requirements.  The Company anticipates that the PUCT will take relevant factors into consideration in establishing such procedures and time lines that are appropriate,  however, the Company is unable to predict the timing of the PUCT’s actions or whether it will approve the rates as filed by the Company.

9.             Repurchase Offer

Shares of the Company’s common stock were originally distributed to certain former members of the Cooperative who elected to receive shares of stock as payment for their equity and membership interest in the Cooperative.  Pursuant to the conversion plan, the Company made a commitment to purchase those shares, held continuously by the original owners of record until the first anniversary of the distribution of the shares at a price of $10 per share if the Company had sufficient cash available to purchase all shares tendered.   The Company’s original purchase commitment was only to those shareholders who were the original holders of record, and who had held those shares continuously until the first anniversary of the distribution of the shares.  In an effort to be inclusive, rather than exclusive, the Company made the offer to all shareholders and extended the offering period beyond the original 60 days.  The offering period began February 5, 2003, and  ended April 30, 2003, with 82,140 shares of common stock  tendered to and accepted by the Company at $10 per share, totaling $821,400.  At September 30, 2003, such amount is shown in Treasury stock within the Stockholders’ equity section of the consolidated balance sheet.  There are no further obligations related to the Company’s repurchase commitment.

10.          New Accounting Standards

Effective January 1, 2003, the Company adopted SFAS No. 143, “Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The implementation of this standard did not have a material impact on the Company’s financial position or results of operations because the Company has determined it has no legal obligation for costs related to asset retirements.

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

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities —an interpretation of ARB No. 51” (“FIN 46”), requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  FIN 46 provisions are effective for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003.  The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

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

In April 2003, the FASB issued Statement No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.   Adoption of SFAS No. 150 did  not have a material impact on its financial statements.

11.          Contingencies

As described in Footnote 8, effective September 1, 2003, the Company became regulated as an investor owned utility by the PUCT.  As a result, the Company’s rates are now regulated by the PUCT.  Additionally, the Company will be required to comply with the other provisions of the PURA regarding investor owned utilities, including offering customer choice for customer power requirements.  The PUCT has not yet established the procedures and timelines for the Company to comply with these provisions of PURA.  While the Company cannot predict the procedures and timelines that will be established by the PUCT, it is anticipated that the PUCT will take relevant factors into consideration in establishing procedures and timelines that are appropriate.  On September 2, 2003, the Company filed its tariffs for retail service with the PUCT.  The PUCT is currently reviewing the tariffs.  In addition, the PUCT has initiated an inquiry to determine the reasonableness of the Company’s rates.  The Company feels its rates are reasonable.  The Company is entitled to a reasonable rate of return based upon its cost of service and construction program.  The Company is currently completing a rate filing submission that may contain a request for a rate increase for at least some customer classes.  The Company is unable to predict the timing of the PUCT’s actions or whether it will approve the tariffs and rates as filed by the Company.

12.          Subsequent Events

Effective October 8, 2003, the Company reached an agreement with Map Resources, Inc. (“Map”) to sell its shares of stock in Map in exchange for a note receivable of $1,250,000, due October 8, 2004, with interest at 6% per annum.  The note receivable is collateralized by the original stock.  The investment appreciated over the period that the Company held it. Because the Company knew at September 30, 2003, that the sales price was less than the recorded book value based on the equity method, generally accepting accounting principles required the Company to reflect the book loss on the equity method investment value of $1,056,000 in the three and nine month periods ended September 30, 2003. Upon receipt of the proceeds from the note receivable, the Company will have recouped its original cash investment.

At September 30, 2003, the Company had a note payable to a bank for $11,675,000 which was cross-collateralized by notes receivable from United Fuel and Energy Corporation (“United Fuel”) in the same amount.  In October 2003, United Fuel consummated financing with a lender that provided for funds to partially pay down the Company’s note payable to a bank, with United Fuel taking the position as borrower on the Company’s note payable to a bank, thus extinguishing United Fuel’s note receivable to the Company.  The Company is no longer a borrower and its involvement has been reduced to being a secondary guarantor for United Fuel’s note of $3,500,000.  FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the Company to record a guarantee obligation that is measured at fair value.  The Company’s calculation of fair value included factors such as being a secondary guarantor and United Fuel’s assets collateralizing the note.  The Company has calculated its exposure and recorded a guarantee obligation of $35,000 in October 2003.  Upon United Fuel’s repayment of the note and the bank’s release of the guaranty, scheduled for October 2004, the Company will be able to eliminate the recorded obligation.

13.          Reclassifications

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

 Overview

The Company is successor in interest to Cap Rock Electric Cooperative, Inc., (“Cooperative”)  which was a member-owned cooperative founded in 1939.  The Company was formed on January 1, 1999, in conjunction with a corporate restructuring plan involving the conversion of the Cooperative from a Texas electric cooperative to a Texas business corporation.  Effective January 1, 2002, all assets and liabilities of the Cooperative were transferred to the Company in exchange for common stock.  The financial statements presented for the periods ending on or before December 31, 2001, are the historical consolidated financial statements of the Cooperative,  and the financial statements for periods ending after January 1, 2002, are those of the successor, Cap Rock Energy Corporation.

Results of Operations

The consumption and demand for electricity within the Company’s service areas is greatly impacted by weather conditions and temperatures.  The hot temperatures during the summer months, or the third quarter, require residential customers to use more electricity in cooling their homes.  Rural customers who irrigate crops use more electricity in the summer months for the irrigation process, and if the spring season didn’t bring much rain, these customers may irrigate longer and sooner.

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

Electric revenues increased $2,747,000 for the three months ended September 30, 2003, as compared to the same period for 2002.  This rise is due to adjustments for recovery of increased power costs and regulatory surcharges related to intervention costs.  The nine month period ended September 30, 2003, reflects an increase of $7,713,000 in electric revenues as compared to the same period in 2002.  This change is due to the same type factors mentioned above concerning power cost recoveries and regulatory surcharges.  In addition, the change in accounting principle described in Footnote 3 to the consolidated financial statements increased electric revenues for the 2003 nine month period by $2,346,000.

Purchased power expense normally moves in relation to electric demand and consumption.  Costs for purchased power rose $894,000 and $2,045,000, respectively, for the three and nine months ended September 30, 2003, as compared to the same periods for 2002.  The change for the three month periods is attributable to an increase in fuel prices and a rise in demand.  The factors affecting the change for the nine month periods is the same as for the three month periods, but an additional factor is the adjustment of $1,318,000 for the lag in purchased power cost related to the change in accounting principal discussed in Footnote 3 to the consolidated financial statements.

Operations and maintenance expense increased $392,000 and $1,689,000 for the three and nine month periods ended September 30, 2003, as compared to the same periods in 2002.  The majority of the change for both periods is because personnel devoted more time to maintaining the distribution and transmission systems which resulted in current expense as opposed to engaging in construction activities that would have resulted in capitalized costs.  In addition, the noncash stock award, for personnel associated with the Company’s operations and maintenance function, added to the increase in expense for the nine month period.

General and administrative expenses decreased $218,000 and $935,000, respectively, for the comparable three and nine month periods.  Costs for legal fees and outside services declined more than $1,000,000 for the nine month period, but was partially offset by noncash stock awards to personnel, officers and directors that are not directly involved in the Company’s operations and maintenance functions.  The reduction for the comparable three month periods is also attributable to the same aforementioned factors.  The majority of the legal fees are related to costs associated with PUC proceedings concerning the application to transfer the Cooperative’s certified territory to the Company.    The legal fees and costs incurred with respect to consummation of the Beal Bank loan have been capitalized, and will be amortized over the life of the debt repayment period.

Depreciation and amortization increased $313,000 and $801,000 for the three and nine month periods ended September 30, 2003, as compared to the same periods for 2002.  The majority of the increase is due to escalated amortization of the fees and costs associated with the original transmission capital lease, in order that those costs would be fully amortized by the end of the lease term.

Income tax expense for the three month period ended September 30, 2003, was only $80,000, and $1,457,000 for the nine month period then ended.  The availability and expected utilization of net operating loss carryforwards, as well as significant book/tax timing difference, contributed to the large change for the three month period.  No income tax expense was recorded for the three and nine month periods ended September 30, 2002, because net operating loss carryforwards were available to reduce taxable income for those periods.

Effective October 8, 2003, the Company reached an agreement with Map Resources, Inc. (“Map”) to sell its shares of stock in Map in exchange for a note receivable of $1,250,000, due in October 2004, with interest at 6% per annum.  The note receivable is collateralized by the original stock. The investment appreciated over the period that the Company held it.  Because the Company knew at September 30, 2003, that the sales price was less than the recorded book value based on the equity method, generally accepted accounting principles required the Company to reflect the book loss on the equity method investment value of $1,056,000 in the three and nine month periods ended September 30, 2003. Upon receipt of the proceeds from the note receivable, the Company will have recouped its original cash investment.

Liquidity and Capital Resources

As of September 30, 2003, the Company had:

•              Cash and cash equivalents of $8,590,000;

•              Current restricted cash investment of $14,169,000;

•              Working capital of $19,158,000;

•              Long-term indebtedness of $158,742,000,  net of current portion.

One of the Company’s primary sources of capital and liquidity had been borrowings from CFC, the Company’s primary lender.  This available borrowing capacity was fully utilized at December 2001.  The majority of the Company’s distribution property additions had been financed with borrowings from CFC, which assets also serve as collateral for the borrowings.  The existing long-term debt consists of a series of loans from CFC that impose various restrictive covenants, including the prohibition of additional secured indebtedness, or the guaranty of such, and requires the maintenance of a debt service coverage ratio as defined in the CFC loan agreements. In addition, the Company may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its customers if the ratio of equity to total assets is less than a stated percentage. At December 31, 2002, the Company was in compliance with its CFC loan agreements or had obtained permanent waivers of those covenants therein as they related to the conversion, issuance of equity credits and common stock.

The Company has debt service payment obligations for the next 12 months as summarized below:

	Three months ended
	December 31, 2003		March 31, 2004	June 30, 2004	September 30, 2004

Long-term debt payments	$12,577,000	(a)	$909,000	$1, 150,000	$1,307,000
Capital lease payments	32,000		29,000	29,000	30,000
Total cash commitments	$12,609,000		$938,000	$1,179,000	$1,337,000

(a)          Includes $11,675,000 of debt due to bank which was extinguished in October 2003.  See below for further discussion.

In December 2002, CFC approved the conversion of the prior line of credit of $28 million to a five year term loan.  The terms of the new arrangement include quarterly payments of approximately $233,000 beginning May 2004 based on a 30 year amortization schedule with a final balloon payment at the end of year five, a fixed interest rate of 4.3% for four years, and a fee of $210,000.

Additionally, effective December 1, 2002, the Company converted its existing long-term debt with CFC from variable interest rates to one-year, two-year and three-year fixed rates in order to minimize its interest rate exposure.  Interest rates were fixed for the next three years at rates under 5%.   Approximately 10% of the note balances were fixed for one year, 60% for two years and 30% for 3 years.

In its effort to divest itself of assets and investments which are not related to its core business of retail electric distribution, the Company completed two transactions in October 2003, which were a major step in that direction.  Effective October 8, 2003, the Company reached an agreement with Map to sell its shares of stock in Map in exchange for a note receivable of $1,250,000, due in October 2004, with interest of 6% annum.  The investment appreciated over the period that the Company held it.  Because the Company knew at September 30, 2003, that the sales price was less than the recorded book value based on the equity method, generally accepted accounting principles required the Company to reflect the book loss on the equity method investment value of $1,056,000 in the three and nine month periods ended September 30, 2003.  Upon receipt of the proceeds from the note receivable, the Company will have recouped its original cash investment.

At September 30, 2003, the Company had a note payable to a bank for $11,675,000 which was cross-collateralized by notes receivable from United Fuel and Energy Corporation (“United Fuel”) in the same amount.  In October 2003, United Fuel consummated financing with a lender that provided for funds to partially pay down the Company’s note payable to a bank, with United Fuel taking the position as borrower on the Company’s note payable to a bank, thus extinguishing United Fuel’s note receivable to the Company.  The Company is no longer a borrower and its involvement has been reduced to being a secondary guarantor for United Fuel’s note of $3,500,000.  FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the Company to record a guarantee obligation that is measured at fair value.  The Company’s calculation of fair value included factors such as being a secondary guarantor and United Fuel’s assets collateralizing the note.  The Company has calculated its exposure and recorded a guarantee obligation of $35,000 in October 2003.  Upon United Fuel’s repayment of the note and the bank’s release of the guaranty, scheduled for October 2004, the Company will be able to eliminate the recorded obligation.

A subsidiary of the Company, NewCorp Resources Electric Cooperative, Inc. (“NewCorp”) submitted an application to the Federal Energy Regulatory Commission (“FERC”) in July 2003, seeking authorization to borrow $31,500,000 from Beal Bank S.S.B. (“Beal Bank”).  FERC approval was received in August 2003.  The arrangement with Beal Bank was segregated into two advances.  The initial advance provided proceeds of $14,076,000 for payment of the balloon payment on the transmission system capital lease, plus interest of $93,000 for a total of $14,169,000. The additional advance of $17,331,000 provides for  $5,500,000 for working capital and cash reserves for operations and maintenance of the transmission system, purchase of transmission assets from Cap Rock Energy Corporation, pay off of a loan from CRCFC, as well as payment of all costs and expenses associated with the new loan arrangement.  The new financing will also allow NewCorp to make such system upgrades, improvements and expansions, as may be necessary.  This refinancing will not result in any increase in rates to NewCorp’s transmission customers.

The initial advance was completed in September 2003. Beal Bank advanced $14,076,000 for the final balloon payment on the transmission system capital lease, plus interest of $93,000, for a total of $14,169,000.  Simultaneously, the original lien on the transmission system was released and the sinking fund of $8,207,000 was transferred to  a restricted securities account.  NewCorp added $5,962,000 to the restricted securities account to bring the total restricted cash investment to $14,169,000, the amount of the initial advance proceeds.  This restricted cash investment is the only asset collateralized by Beal Bank in connection with the initial advance.  Upon funding of the additional advance, collateralized assets will include the transmission system, cash, receivables and other assets related to the transmission system.

Interest on the Beal Bank loan is the greater of 10.75% per annum, or 7% plus the one-month LIBOR rate, payable monthly.  The initial advance amount of $14,169,000 is due September 9, 2004, unless the additional advance is funded on or before that date, in which case, the entire principal amount will be payable monthly amortized over 15 years.    In the accompanying consolidated balance sheet at September 30, 2003, the initial advance of $14,169,000 is shown in long-term debt because it is the Company’s intent to draw on the additional advance.  Pursuant to the terms of the financing arrangement, prepayment of the initial advance is not allowed before its scheduled maturity date; prepayment of the additional advance will not be allowed for the first 24 months of the loan period, with a 1% fee if prepayment is made during months 25 through 48.  The financing arrangement also provided for a commitment fee of 2% of the total loan amount, with $457,000 payable for the initial advance, and the remaining $173,000 payable for the additional advance.  Additional customary fees payable to Beal Bank were for reimbursement of expenses, attorney fees, appraisals and consulting.  Maintenance of certain financial covenants will be required upon funding of the additional advance, and the Company and NewCorp are already in compliance with such future requirements.  The Company will be required to maintain consolidated net worth of $5,000,000 and NewCorp must maintain a ratio of net income plus interest, taxes, depreciation and amortization to debt service of at least 1.2 to 1.0 on a rolling quarter basis.

Management is still reviewing and/or pursuing other options related to capital resources that may be available, such as selling investments in businesses outside of its core business as discussed above, reducing short-term capital expenditures and selling the transmission system.

Effective September 1, 2003, the Company came under the oversight authority of the Public Utility Commission of Texas (“PUCT”).    The rates and fees charged to customers by the Company are subject to PUCT approval, and will be cost based rates with an approved rate of return.  Based upon its cost of service, several factors have allowed the Company to keep its rates lower than may be maintained in the future.  Additional costs and expenses such as additional personnel and upgrades for computer software in order to comply with regulatory requirements, will likely result from the change in the PURA requiring the Company to be regulated as an investor owned utility.  Other costs and expenses that will have an impact on the Company’s rate filings include:

•                  The Company is now subject to federal income taxes.

•                  Also because of its conversion from an exempt cooperative to a business corporation, the Company is subject to sales tax and state franchise taxes.

•                  Property taxes are expected to rise substantially for the ensuing year, based on the Company’s appraised property values.

•                  Interest rates on the Company’s mortgage notes were locked in for varying terms in December 2002.  The low locked-in rates for approximately 10% of the total note balances will end in December 2003, and based on the economic forecast, interest rates will likely be higher.  The regulatory surcharge, implemented in order to recover the costs of intervention, currently in effect will be discontinued in the upcoming months and revenues will decrease accordingly.

We are unable to predict the outcome of any rate proceedings mandated by the PUCT, but a significant change in the rate structure could have a material impact on our financial condition and cash flows from operations.

Shares of the Company’s common stock were originally distributed to certain former members of the Cooperative who elected to receive shares of stock as payment for their equity and membership interest in the Cooperative.  Pursuant to the conversion plan, the Company made a commitment to purchase those shares, held continuously by the original owners of record until the first anniversary of the distribution of the shares at a price of $10 per share if the Company had sufficient cash available to purchase all shares tendered.   The Company’s original purchase commitment was only to those shareholders who were the original holders of record, and who had held those shares continuously until the first anniversary of the distribution of the shares.  In an effort to be inclusive, rather than exclusive, the Company made the offer to all shareholders and extended the offering period beyond the original 60 days.  The offering period began February 5, 2003, and  ended April 30, 2003, with 82,140 shares of common stock  tendered to and accepted by the Company at $10 per share, totaling $821,400.  There are no further obligations related to the Company’s repurchase commitment.

New Accounting Standards

Effective January 1, 2003, the Company adopted SFAS No. 143, “Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The implementation of this standard did not have a material impact on the Company’s financial position or results of operations because the Company has determined it has no legal obligation for costs related to asset retirements.

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

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities —an interpretation of ARB No. 51” (“FIN 46”), requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  FIN 46 provisions are effective for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003.  The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

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

In April 2003, the FASB issued Statement No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.   Adoption of SFAS No. 150 did  not have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign currency exchange rates, prices of commodities and equity price risks.

Commodity Price Risk

All purchases of electricity are pursuant to long-term wholesale electric power contracts based on a fixed price for kWh usage, transportation and auxiliary services and a variable charge for fuel cost, which is generally natural gas. All of the actual costs associated with the purchase of electricity are able to be recovered from billings to customers, which mitigates most of the risk of variations in gas costs.

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

Regulatory Risk

Prior to September 1, 2003, all revenues from sales of electricity were based upon Board approved rates for power distribution.  Effective September 1, 2003, the Company came under the oversight authority of the PUCT and the rates and fees charged to customers by the Company are now subject to PUCT approval, and will be cost based rates with an approved rate of return.  In accordance with this change, the Company filed its tariffs for electric service on September 2, 2003, and the PUCT is currently reviewing those tariffs.  In addition, the PUCT has initiated an inquiry to determine the reasonableness of the Company’s rates.  The Company believes its rates are reasonable.  The Company is entitled to a reasonable rate of return based upon its cost of service and construction program.  The Company is currently completing a rate filing submission that may contain a request for a rate increase for at least some customer classes.  The PUCT has not yet established the procedures and time lines for the Company to comply with the other provisions of the PURA regarding investor owned utilities, including offering customer choice for customer power requirements.  The Company anticipates that the PUCT will take relevant factors into consideration in establishing such procedures and time lines that are appropriate,  however,  the Company is unable to predict the timing of the PUCT’s actions or whether it will approve the rates as filed by the Company.

NewCorp’s transmission system is subject to the oversight authority of the Federal Energy Regulatory Commission.  NewCorp filed applications with FERC in July 2003 seeking authorization to borrow $31,500,000 from Beal Bank and to change from the current wholesale power tariff (WPT) to a previously approved open access transmission tariff (OATT).  Terms of the Beal Bank financing agreement required NewCorp to change to the fixed price OATT on or before the funding of the additional advance.  This change in tariff will not result in an increase in rates to NewCorp’s transmission customers.  These applications were approved in August 2003.

Credit Risk

The Company’s concentrations of credit risk consist primarily of cash, trade accounts receivable, sales concentrations with certain customers and a guarantee of third party debt.

Credit risk with financial institutions is considered minimal because of the number and various physical locations of different financial institutions utilized.  The Company has utilized repurchase agreements, and may consider using that vehicle again in the future to maximize return and minimize credit risk.

The Beal Bank loan documents related to the restricted cash investment of $14,169,000 at September 30, 2003, provide that the collateral may only be invested in US government securities, bank certificates of deposit, money market funds or other approved investments with varying terms of one year or less.

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

The Company sold its investment in Map effective October 2003, in exchange for a note receivable of $1,250,000 due October 2004.  The note receivable is collateralized by the original stock.

At September 30, 2003, the Company had a note payable to a bank for $11,675,000 which was cross-collateralized by notes receivable from United Fuel and Energy Corporation (“United Fuel”) in the same amount.  In October 2003, United Fuel consummated financing with a lender that provided for funds to partially pay down the Company’s note payable to a bank, with United Fuel taking the position as borrower on the Company’s note payable to a bank, thus extinguishing United Fuel’s note receivable to the Company. The Company is no longer a borrower and its involvement has been reduced to being a secondary guarantor for United Fuel’s note of $3,500,000.  FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the Company to record a guarantee obligation that is measured at fair value.  The Company’s calculation of fair value included factors such as being a secondary guarantor and United Fuel’s assets collateralizing the note.  The Company has calculated its exposure and recorded a guarantee obligation of $35,000 in October 2003.  Upon United Fuel’s repayment of the note and the bank’s release of the guaranty, scheduled for October 2004, the Company will be able to eliminate the recorded obligation.

Interest Rate Risk

The Company is subject to market risk associated with interest rates on its indebtedness to CFC and Beal Bank.  The Company’s mortgage debt with CFC allows for a change from variable rate to fixed rate with no additional fees.  In order to take advantage of the interest rate environment in late 2002 as well as employ an interest rate management strategy, the Company fixed the interest rates on $11,525,000 of its debt at 3.35% for a period of one year, on $70,519,000 at 4.20% for a period of two years and on $35,189,000 at 4.70% for a period of three years.  During the nine months ended September 30, 2003, the Company fixed $28,000,000 at 4.3% for four years and $6,167,000 at 4.5%.  The interest rate on the Beal Bank debt of $14,169,000 is the greater of 10.75% per annum, or 7% plus the one-month LIBOR rate.  The debt fixed at 3.35% will be renegotiated in December 2004.

Changes in market interest rates affect the interest earnings on the restricted cash investment which, at September 30, 2003, had a balance of $14,169,000.  The terms of the Beal Bank loan documents provide that the collateral may only be invested in US government securities, bank certificates of deposit, money market funds or other approved investments, with varying terms of one year or less.

The Company sold its investment in Map effective October 8, 2003, in exchange for a note receivable of $1,250,000, due October 8, 2004, with interest at 6% per annum.

Market risk was also associated with the variable interest rate on the note payable to a bank.  At September 30, 2003, the note balance was $11,675,000, and it was extinguished in October 2003.

Company Purchase Commitment

Shares of the Company’s common stock were originally distributed to certain former members of the Cooperative who elected to receive shares of stock as payment for their equity and membership interest in the Cooperative.  Pursuant to the terms of the conversion plan, the Company made a commitment to offer to purchase those shares, held continuously by the original owners of record until the first anniversary of the distribution of the shares at a price of $10 per share if the Company had sufficient cash available to purchase all shares tendered.  Although the original purchase commitment was only to original holders, the Company, in its desire to be inclusive rather than exclusive, extended the offer to all shareholders.  The offering period began February 5, 2003, and ended April 30, 2003, with 82,140 shares of common stock tendered to and accepted by the Company at $10 per share, totaling $821,400.  At September 30, 2003, such amount is shown as Treasury stock within the Stockholders’ equity section of the balance sheet.  There are no further obligations related to the Company’s repurchase commitment.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to certain legal proceedings arising in the ordinary course of business, litigation arising out of the Company’s proposed acquisition of Lamar County Electric Cooperative Association, a threat of a derivative lawsuit by one or more former members of the cooperative and regulatory proceedings before the Public Utility Commission of Texas.  These matters are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Notes 8 and 11 to the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.79	Beal Bank Loan Agreement.

	10.80	Washington Mutual Modification and Extension Agreement.

	31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended September 30, 2003, or between September 30, 2003, and the date of this report:

	1.	July 15, 2003, Item 5. Other Events. re: Announcement of the date of Annual Meeting of Shareholders and record date for voting at the annual meeting.
	2.	August 12, 2003, Item 5. Other Events. re: Announcement of the transfer of the Certificate of Convenience and Necessity.
	3.	August 20, 2003, Item 9. Regulation FD Disclosure. re: Disclosure of financial results for the quarter ended June 30, 2003.
	4.	September 16, 2003, Item 5. Other Events. re: Beal Bank debt refinancing.
	5.	October 14, 2003, Item 5. Other Events. re: sale of Map stock, extinguishment of note payable to bank and note receivable from United Fuel, and new guaranty on United Fuel debt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

November 13, 2003
	By:	/s/ Lee D. Atkins
Lee D. Atkins
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.79	Beal Bank Loan Agreement. *

10.80	Washington Mutual Modification and Extension Agreement. *

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith