Form 10-K/A
period 2003-12-31
CAP ROCK ENERGY CORP
filed 2004-03-31
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

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
$.01 PER SHARE

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

EXPLANATORY NOTE

The Company is filing this amendment to its Annual Report on Form 10-K to amend the independent auditors’ report of KPMG for the 2003 and 2002 periods, as previously shown on F-2.  The change involves an additional clause referencing Schedule II — Valuation and Qualifying Accounts, and including it in their opinion.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Cap Rock Energy Corporation:

We have audited the accompanying consolidated balance sheets of Cap Rock Energy Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts,” for each of the years in the two-year period ended December 31, 2003.  These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The December 31, 2001, consolidated financial statements were audited by other auditors who have ceased operations and whose report, dated March 29, 2002, expressed an unqualified opinion on those financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cap Rock Energy Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for unbilled revenue in 2003.

KPMG LLP

March 29, 2004

Midland, Texas

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing Form 10K/A and authorizes this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, Texas, on March 30, 2004.

CAP ROCK ENERGY CORPORATION

By:
/s/ David W. Pruitt
David W. Pruitt
Co-Chairman of the Board, President And
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Pruitt	Co-Chairman of the Board, President and	March 30, 2004
David W. Pruitt	Chief Executive Officer

*	Senior Vice President, Chief Financial Officer and Treasurer	March 30, 2004
/s/ Lee D. Atkins

*	Co-Chairman of the Board	March 30, 2004
/s/ Russell E. Jones

*	Director	March 30, 2004
/s/ S. D. Buchanan

*	Director	March 30, 2004
/s/ Floyd L. Ritchey

*	Director	March 30, 2004
/s/ Michael D. Schaffner

*	Director	March 30, 2004
/s/ Newell W. Tate