Form 10-Q
period 2004-03-31
CAP ROCK ENERGY CORP
filed 2004-05-14
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

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

Yes ☒ No ☐

As of March 31, 2004, the Registrant had 1,566,265 shares of its $.01 par value common stock issued and outstanding.

CAP ROCK ENERGY CORPORATION

PART I.  FINANCIAL INFORMATION

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

Three Months Ended March 31, 2004 and 2003

(In thousands, except per share amounts)

(Unaudited)

	2004	2003

Operating Revenues:
Electric sales	$19,920	$21,987
Other	368	357
Total operating revenues	20,288	22,344

Operating Expenses:
Purchased power	8,903	10,965
Operations and maintenance	2,695	2,581
Administrative and general	1,980	1,312
Depreciation and amortization	1,891	1,817
Property taxes	787	321
Other	39	168
Total operating expenses	16,295	17,164

Operating Income	3,993	5,180

Other Income (Expense):
Interest expense, net of capitalized interest	(1,854)	(1,712)
Interest and other income	110	266
Equity earnings in MAP	—	26
Total other income (expense)	(1,744)	(1,420)

Income before income taxes:	2,249	3,760
Income tax expense	187	699

Net Income	$2,062	$3,061

Net income per common share:
Basic	$1.32	$2.35
Diluted	$1.27	$2.25

Weighted average number of common shares outstanding:
Basic	1,567,725	1,302,355
Diluted	1,624,040	1,357,653

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$16,664	$12,170
Restricted cash investment	14,169	14,169
Accounts receivable:
Electric sales, net	8,049	8,500
Other	345	371
Note receivable	1,250	1,250
Other current assets	1,492	1,587
Total current assets	41,969	38,047

Investments and notes receivable	10,973	10,045
Utility plant, net	151,934	152,162
Nonutility property, net	1,251	1,545
Regulatory and other assets	1,448	1,190
Total Assets	$207,575	202,989

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$4,938	$4,654
Short-term note payable	14,169	14,169
Accounts payable:
Purchased power	3,123	2,798
Other	2,060	2,679
Purchased power subject to refund	895	203
Accrued, other and regulatory liabilities	4,766	3,902
Current income tax payable	749	562
Total current liabilities	30,700	28,967

Long-term debt, net of current portion:
Mortgage notes	142,015	143,188
Note payable and other capital leases	246	184
Total long-term debt	142,261	143,372

Deferred credits	4,738	3,677

Stockholders’ equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,649,195 issued and 1,566,785 outstanding at March 31, 2004, and 1,650,395 shares issued and 1,567,725 outstanding at December 31, 2003	16	17
Paid in capital	11,614	11,641
Retained earnings	22,036	19,974
Less Deferred compensation	(2,948)	(3,826)
Less Treasury stock of 82,930 and 82,670 shares, respectively, at March 31, 2004 and December 31, 2003	(842)	(833)
Total stockholders’ equity	29,876	26,973
Total Liabilities and Equity	$207,575	$202,989

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income	$2,062	$3,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,891	3,614
Noncash employee compensation	832	30
Equity earnings in Map	(26)
Change in:
Regulatory and other assets/deferred credits	541	(522)
Accounts receivable	477	(2,226)
Purchased power cost subject to refund/recovery	692	179
Other current assets	95	(414)
Accounts payable, accrued other and regulatory liabiliaties	757	(249)
Net cash provided by operating activities	7,347	3,447
Cash Flows From Investing Activities:
Utility plant additions	(1,393)	(1,028)
Changes in nonutility investments	(642)	140
Collection of notes receivable	—	265
Net cash used in investing activities	(2,035)	(623)
Cash Flows From Financing Activities:
Payments on mortgage notes	(909)	(871)
Payments on other long-term debt and capital leases	(40)	(1,601)
Proceeds from capital lease	122	—
Repurchase/acquisiton of common stock	9	—
Retirement of former member equity	—	(145)
Net cash used in financing activities	(818)	(2,617)
Increase In Cash and Cash Equivalents	4,494	207
Cash and Cash Equivalents:
Beginning of period	12,170	9,899
End of period	$16,664	$10,106

Supplemental Cash Flow Information:
Cash paid during the period for interest	$1,972	$1,960
Cash paid during the period for income taxes	$—	$700

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2004 and 2003, and its consolidated results of operations and cash flows for the three months ended March 31, 2004, and 2003.  The consolidated results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual reports on Form 10-K and the quarterly reports on  Form 10-Q.

2.                                                              Basic and Diluted Weighted Average Number of Shares Outstanding

The table below shows the reconciliation between the basic and diluted weighted average number of common shares outstanding for the three months ended March 31, 2004 and 2003:

	2004	2003
Basic	1,567,725	1,302,355
Shares that have been deferred under the Stock for Compensation Plan	56,315	55,298
Diluted	1,624,040	1,357,653

3.             Sale of Investments

The Company sold its investments in real estate partnerships in February 2004, to an unrelated third party in exchange for a note receivable of $286,000 due 2009, with an interest rate of 4.5% per annum.  There was no gain or loss recorded on the sale.  The note is collateralized by the partnership interests.  The sale of the partnership interests also involved the transfer of debt guarantees to the buyer.

In March 2004, the Company signed an agreement with a shareholder of United Fuel and Energy Corporation (“United Fuel”) to sell its shares of stock in that company for a sales price of $1,300,000  in exchange for a note receivable.  The terms of the agreement provide:  (a) interest on the note receivable at 6% per annum, (b) payment of $500,000 on the payment date plus accrued interest, (c) payment of the remaining principal balance in three equal annual installments plus accrued interest beginning one year after the payment date.  The payment date is defined as the sooner of 24 months from the date of the agreement or 60 days after United Fuel has completed certain capitalization arrangements.  The Company has deferred the gain and will recognize it as cash receipts are received on the note.  Therefore, at March 31, 2004, the consolidated balance sheet reflects a deferred gain of $940,000 included in Deferred Credits.

4.             Regulatory Asset and Liabilities

As of March 31, 2004, the regulatory liability was composed of purchased power subject to refund and excess recovery of costs incurred in connection with the Company’s response to Opposing Intervenors actions of $895,000 and $784,000, respectively.  The regulatory asset of $662,000 is composed of costs incurred in connection with the rate case.  See Note 7.  The Company believes it will be allowed to recover its rate costs and offset them against excess recovery noted above.  If allowed, the effect would be revenue neutral.  As of March 31, 2003, the regulatory liability was purchased power subject to refund of $203,000.

5.             Income Taxes

Unlike the predecessor company, Cap Rock Energy Corporation is a taxable entity.  One of it’s wholly-owned subsidiaries, NewCorp Resources Electric Cooperative, Inc., (NewCorp), is a tax-exempt cooperative under

IRS Code Section 501(c) (12), and files a separate tax return.  Income tax expense of $187,000 and $699,000 has been recorded for the three months ended March 31, 2004 and 2003, based upon the Company’s estimate of its ability to utilize its net operating loss carryforwards in future periods, as well as tax planning strategies available to realize the benefit of those tax loss carry-forwards.  If the Company should elect not to implement those strategies, approximately $1.7 million of income tax expense would need to be provided, in order to restore the deferred income taxes payable previously offset by the net operating losses.  However, the Company fully intends to implement its strategy and realize the tax benefits.

As described in Notes 23 and 24 to the consolidated financial statements for December 31, 2003, included in the Company’s Form 10-K, the Company was notified by the IRS that it intended to examine the federal income tax return of its Predecessor for the year 2001.  The IRS has commenced its audit process.  The Company believes that its Predecessor and affiliates have adequately provided for any foreseeable outcome and does not anticipate any material impact to its earnings, cash flows or liquidity as a result of this review.

6.             New Accounting Standards

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options.  Companies will be required to measure the cost according to the fair value of the options.  Although the new guidelines and ultimate measurement valuation methodology have not yet been released, it is expected that they will be finalized soon and will be effective for fiscal years beginning after December 15, 2004.  As currently written, the proposed rules do not affect current stock compensation accounting of the Company.  However, future issuances would be subject to the new rules and could be materially different from prior accounting.

In March 2004, the Financial Accounting Standards Board staff issued FASB Staff Position 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act was signed into law in December 2003.  Any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company’s postretirement healthcare plan.  While the impact of the Medicare legislation will not be known until detailed regulations are developed, the Company does not expect the impact to be material to its consolidated financial statements.

In December 2003, the FASB issued Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132R”), which retains the disclosure requirements in SFAS No. 132 and contains additional requirements.  These additional requirements include disclosures about a plan sponsor’s investment strategies, detailed information of plan assets, expected future cash flow requirements, and interim disclosures related to periodic benefit cost.

7.             Contingencies

The Company is currently involved in a proceeding at the Public Utility Commission of Texas (“PUCT”) to determine the reasonableness of its rates.  In that proceeding, the Company has requested a 14.45% overall increase.  Numerous parties have intervened and are requesting that the Company’s rates be decreased and that  the Company be required to refund all monies it previously collected pursuant to a regulatory surcharge authorized by the Board of Directors during 2003. The proceeding is currently in the discovery phase.  The Company believes its rates are reasonable and that the requested rate increase is appropriate based upon its cost of service and reasonable return on its invested assets.

The Company cannot determine what action the PUCT will take with respect to its current rates or its requested rate increase.  The PUCT is required to rule on the rate request within a specified number of days.  The Company expects a final ruling in the fourth quarter of 2004.

As more fully described in Note 23 to the consolidated financial statements included in the Company’s Form 10-K for December 31, 2003, a subsidiary of the Company, NewCorp Resources Electric Cooperative, Inc. (“NewCorp”) had requested that the PUCT correct the name on its CCN to reflect NewCorp as the holder of the CCN, instead of its predecessor.  The PUCT staff has recommended, and the

Administrative Law Judges ruled, that this matter be handled through a nonadministrative proceeding.  The deadline for the parties to intervene in the proceeding was late April 2004, and no party intervened.  Therefore, the Company expects the matter to be dealt with administratively and believes the transfer of the CCN will be approved by the PUCT during the second quarter of 2004.

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

8.             Other Shareholder Matters

The Cap Rock Energy Corporation Shareholders’ Trust was established by the Company on behalf of former members of the Cooperative whose current addresses are unknown, and would have received stock in connection with the conversion of the Cooperative into the Company.  In their continuing efforts to locate these former members, the Trustees of the Trust and the Company have recently located holders of approximately 18,000 shares held by the Trust.  These shares will be issued and distributed before the end of the second quarter of 2004.

9.             Postretirement Benefits

The Company provides continued major medical and life insurance coverage to retired employees and their dependents.  The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Service cost	$54	$52
Interest cost	129	126
Amortization of experience loss	81	82
Net periodic benefit cost	$264	$260

In its financial statements as of December 31, 2003, the Company disclosed that it expected to contribute $484,000 to its postretirement healthcare plan for 2004.  As of March 2004, $76,000 of contributions have been made. The Company anticipates that it will contribute an additional contribution of $408,000 in 2004.

10.          Reclassifications

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

Item 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding matters that could have an impact on our business, financial condition and future operations.  These statements, based on our expectation and estimates, are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to:

•                  Weather conditions;

•                  Increased competition in the electric utility industry;

•                  Federal and state regulatory actions, and associated legal and administrative proceedings, especially as they relate to the oversight authority of the Public Utility Commission of Texas;

•                  Changes in and compliance with environmental laws and policies;

•                  Changes in rate structure and ability to earn a fair return on our rate base and recover the costs of operations;

•                  Demands for electric power and the associated costs, including changes in the costs of power plant fuels such as natural gas and coal;

•                  Changes in the Company’s cash position and availability of capital resources;

•                  Changes in federal and state tax laws;

•                  The impact of changes in interest rates; and

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

Overview

Cap Rock Energy Corporation is an electric distribution company operating in various non-contiguous areas in the State of Texas.  The Company purchases power from wholesale suppliers and distributes that power to its retail customers over transmission and distribution lines.  Effective September 1, 2003, the Company became subject to the oversight authority of the PUCT, and the rates and fees charged to customers by the Company are now subject to PUCT approval.

Results of Operations

	Three Months Ended March 31,
	2004	2003
Operating Revenues:
Electric sales	$19,920	$21,987
Other	368	357
Total operating revenues	$20,288	$22,344

The consumption and demand for electricity within the Company’s service areas is greatly impacted by weather conditions and temperatures.  The hot temperatures during the summer months, or the third quarter, require residential customers to use more electricity in cooling their homes.  Rural customers who irrigate crops use more electricity in the summer months for the irrigation process, and if the spring season didn’t bring much rain, these customers may irrigate sooner and longer.  Portions of the Company’s service areas have been experiencing a severe long-term drought.  The National Weather Service Climate Prediction shows only minimal relief for 2004.

Electric revenues decreased by $2,067,000 for 2004 as compared to 2003.  This change is the result of two major factors:

•                  The change in accounting principle in the first quarter of 2003 from the “as billed” method to the accrual method, caused a comparative net decrease of $1,753,000 for 2004;

•                  Recognition of deferred revenue in the 2003 period of $546,000 also caused a comparative decrease for 2004.

The deferred revenue recognition of $546,000 for the 2003 period related to purchased power expensed in prior years, but was recovered from customers over the 24 month period from January 2002 to December 2003.

	Three Months Ended March 31,
	2004	2003
Operating Expenses:
Purchased power	$8,903	$10,965
Operations and maintenance	2,695	2,581
Administrative and general	1,980	1,312
Depreciation and amortization	1,891	1,817
Property taxes	787	321
Other	39	168
Total operating expenses	$16,295	$17,164

Purchased power expense normally moves in relation to electric demand and consumption.  Contract terms with wholesale power suppliers provide for pricing based upon the price of fuel, demand and usage.  All costs of power are passed through to the Company’s retail customers.  Purchased power decreased $2,062,000 from 2003 to 2004.  The two major changes are as follows:

•                  A reduction in consumption and lower power costs caused a decrease in purchased power of $243,000.

•                  The conclusion of the rate making treatment of the capital lease payments associated with the transmission system in late 2003 caused a decrease in 2004 of $1,773,000.  Rate making treatment required the Company to classify the amortization of property and equipment under the capital lease, as well as the associated interest expense, as purchased power.  Because the capital lease was extinguished in September 2003, this treatment is no longer applicable.

Factors affecting operations and maintenance expenses are certain weather conditions such as high winds, ice storms and lightning, which cause damage to electric lines and interrupt service.  Operations and maintenance expense only increased  $114,000 from 2003 to 2004 because these activities have remained relatively constant.

General and administrative expenses increased by $668,000 between 2003 and 2004, primarily because of the expensing of noncash stock awards to officers and directors.

The Company anticipates property tax expense for 2004 will materially increase due to current appraisal methodologies used in the ad valorem taxation of investor owned utilities in Texas.  Therefore the Company has increased its projection for property tax expense for 2004 as compared to 2003.

	Three Months Ended March 31,
	2004	2003
Other Income (Expenses)

Interest expense, net capitalized interest	$(1,854)	$(1,712)
Interest and other income	110	266
Equity earnings in MAP	—	26
Total other income (expense)	$(1,744)	$(1,420)

Interest expense between the periods has increased $142,000, which is the net effect of interest on the new  short-term note payable with a slight reduction in interest rates on the mortgage debt, as well as the extinguishment of the note payable to a bank in September 2003.

The majority of the $156,000 reduction in interest and other income is because of the extinguishment of the note receivable from  United Fuel in September 2003.

Because the investment in MAP Resources was sold in the fourth quarter of 2003, there are no equity earnings to be recorded in the 2004 period.

	Three Months Ended March 31,
	2004	2003
Income Tax Expense:
Income tax expense	$187	$699

Income tax expense has decreased because of the decrease in net taxable income between the two periods.

Liquidity and Capital Resources

As of March 31, 2004, the Company had:

•              Cash and cash equivalents of $16,664,000;

•              Current restricted cash investment of $14,169,000;

•              Working capital of  $11,269,000; and

•              Long-term indebtedness of $142,261,000, net of current portion.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures which are recovered in subsequent and future periods through rates.  Capital necessary to meet these cash requirements is now derived primarily from normal operations.

Through 2001, one of the Company’s primary sources of capital and liquidity had been borrowings from CFC, the Company’s primary lender. These borrowings are collateralized by substantially all of the Company’s utility distribution assets. The existing long-term debt consists of a series of loans from CFC that impose various covenants the Company was in compliance with its CFC loan agreements or had obtained waivers of certain covenants therein that the Company was required to meet.

In December 2002, the Company elected to convert the interest rates on the majority of the mortgage notes from variable to fixed.  These lock-ins of interest rates were done for one, two and three year periods.  Substantially all of the CFC fixed rate notes are subject to interest rate repricing at the end of various periods, at the Company’s option.

Interest Rate		Repricing January	Amount (in thousands)
Fixed	3.05%	2005	$6,695
Fixed	4.20%	2005	68,786
Fixed	4.70%	2006	33,855
Fixed	4.50%	2007	6,051
Fixed	4.30%	—	28,000
Fixed	7.00%	—	2
Variable	2.95%	—	3,422

Total mortgage debt			$146,811

In the accompanying consolidated balance sheet at March 31, 2004, and December 31, 2003, the initial advance from Beal Bank S.S.B (“Beal Bank”) of $14,169,000 is shown as short-term note payable in current liabilities because it is not certain that the Company will draw on the additional advance from Beal Bank.  The Company still has other available options, which it may pursue, such as refinancing the debt with another lender, entering into a sale leaseback arrangement, selling the transmission system, or renegotiating the debt with Beal on terms which would be more favorable to the Company.  All of the options available to the Company are contingent upon the transfer of NewCorp’s CCN.  See Note 7 to the interim consolidated financial statements included herewith. Whether the Company draws on the additional advance with Beal Bank or another option is chosen, the restricted cash investment will be released at the same time.  If the Company draws on the additional advance, the restricted cash investment of $14,169,000 would be released and available for use in operations, as well as new capital of $17,331,000.  If the Company pursues one of the other options, the restricted cash investment would be used to satisfy the initial advance of $14,169,000.

The Company is currently involved in a proceeding at the Public Utility Commission of Texas (“PUCT”) to determine the reasonableness of its rates.  In that proceeding, the Company has requested a 14.45% overall increase.  Numerous parties have intervened and are requesting that the Company’s rates be decreased and that  the Company be required to refund all monies it previously collected pursuant to a regulatory surcharge authorized by the Board of Directors during 2003. The proceeding is currently in the discovery phase.  The Company believes its rates are reasonable and that the requested rate increase is appropriate based upon its cost of service and reasonable return on its invested assets.

The Company cannot determine what action the PUCT will take with respect to its current rates or its requested rate increase.  The realization of the regulatory asset and the timing of such realization as well as the associated excess recovery will also be determined by the PUCT.  The PUCT is required to rule within a specified number of days.  The Company expects a final ruling in the fourth quarter of 2004.

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

The Company has tax planning strategies available to realize the benefit of tax loss carryforwards.  If the Company should elect not to implement those strategies, approximately $1.7 million of income tax expense would need to be provided, in order to restore the deferred income taxes payable previously offset by the net operating losses.  However, the Company fully intends to implement its strategy and realize the tax benefits.

Pursuant to the conversion plan, the Company made a commitment to purchase shares of the Company’s common stock which had been originally distributed to the former members of the Cooperative and were still held by those original holders.  In an effort to be inclusive rather than exclusive, the Company made its offer, at $10 per share, to all shareholders.  Therefore, beginning February 5, 2003, and ending April 30, 2003, the Company accepted all 82,140 shares which were tendered for a total of $821,400.

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

The Beal Bank loan documents related to the restricted cash investment of $14,169,000 provide that the collateral may only be invested in US government securities, bank certificates of deposit, money market funds or other approved investments with varying terms of one year or less.  Whether the Company draws on the additional advance with Beal Bank, or another option is chosen, this restricted cash investment will be released at the same time.

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

The Company is a secondary guarantor on a note to a bank for $3,500,000, and recorded a guarantee obligation of $35,000 based upon the Company’s calculation of the fair value of the obligation.  When the note is repaid, the bank will release the guarantee and the Company will be able to eliminate the recorded obligation.

In its continued effort to focus on its core business, the Company sold its investment in MAP effective October 2003, in exchange for a note receivable of $1,250,000 due October 2004.  The note receivable is collateralized by the original stock.   The Company also sold its investments in real estate partnerships in February 2004, in exchange for a note receivable of $286,000 due 2009. There was no gain or loss on the sale. The note is collateralized by the partnership interests.

In March 2004, the Company signed an agreement with a shareholder of United Fuel and Energy Corporation (“United Fuel”) to sell its shares of stock in that company for a sales price of $1,300,000 in exchange for a note receivable.  The terms of the agreement provide:  (a) interest on the note receivable at 6% per annum, (b) payment of $500,000 on the payment date plus accrued interest, (c) payment of the remaining principal balance in three equal annual installments plus accrued interest beginning one year after the payment date.  The payment date is defined as the sooner of 24 months from the date of the agreement or 60 days after United Fuel has completed certain capitalization arrangements.

Interest Rate Risk

We are subject to market risk associated with interest rates on our CFC long-term indebtedness.  The Company’s mortgage debt with CFC allows for a change from variable rate to fixed rate with no additional fees.  Mortgage notes of $68,786,000 with current interest rates of 4.20% are due to be repriced in January 2005, mortgage notes of $33,855,000 with current interest rates of 4.70% are due to be repriced in January 2006,  $3,422,000 of mortgage notes were repriced in January 2004 with a variable interest rate at March 31, 2004 of 2.95% and $6,695,000 of mortgage notes were repriced in January 2004 with an interest rate of 3.05%, to be repriced again in January 2005.  The former line of credit of $28,000,000 has a fixed rate of 4.3% for the term of the note.  Although all of the Company’s debt is currently at fixed rates, a 1% change in interest rates would cause a change of $1,610,000 in interest expense.  The Company attempts to take advantage of low interest rate environments, as well as repricing interest rates over staggered periods.

Changes in market interest rates affect the interest earnings on the restricted cash investment which, at March 31, 2004, had a balance of $14,169,000.  The terms of the Beal Bank loan documents provide that the collateral may only be invested in US government securities, bank certificates of deposit, money market funds or other approved investments, with varying terms of one year or less.  The weighted average interest rate for the investments for the quarter ended March 31, 2004, was less than one percent.

Item 4.  Controls and Procedures

As of the end of the reporting period, an evaluation was carried out, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, subject to the limitations below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7, “Contingencies,” to the consolidated  financial statements.

There is no other litigation pending or threatened against the Company, other than certain legal proceedings arising in the ordinary course of business, none of which are expected to have a material impact on the Company’s financial condition, operating results or liquidity.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:
	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	Reports on Form 8-K:

February 26, 2004, Filing of rate case with Public Utility Commission of Texas.

March 30, 2004 Cap Rock Energy Reports Earnings for 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

May 14, 2004

/s/ Lee D. Atkins
Lee D. Atkins
Senior Vice President,
Chief Financial Officer and Treasurer

Exhibit Number	Description of Document

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith