Form 10-Q
period 2004-06-30
CAP ROCK ENERGY CORP
filed 2004-08-20
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

Yes  ☐  No  ☒

As of June 30, 2004, the Registrant had 1,559,615 shares of its $.01 par value common stock outstanding.

CAP ROCK ENERGY CORPORATION

PART I.  FINANCIAL INFORMATION

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

In thousands, except per share amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Electric sales	$22,560	$18,814	$42,480	$40,801
Other	307	436	675	793
Total operating revenues	22,867	19,250	43,155	41,594

Operating expenses:
Purchased power	9,583	8,533	18,486	19,498
Operations and maintenance	2,105	2,446	4,800	4,826
General and administrative	2,932	1,458	4,912	2,971
Depreciation and amortization	1,907	1,772	3,798	3,589
Property taxes	772	337	1,559	658
Other	89	76	128	244
Total operating expenses	17,388	14,622	33,683	31,786

Operating income	5,479	4,628	9,472	9,808

Other income (expense):
Interest expense, net of capitalized interest	(1,851)	(1,662)	(3,705)	(3,374)
Interest and other income	122	265	232	531
Equity earnings in MAP	—	52	—	78
Total other expense	(1,729)	(1,345)	(3,473)	(2,765)

Net income before income taxes	3,750	3,283	5,999	7,043

Income tax expense	721	678	908	1,377

Net income	$3,029	$2,605	$5,091	$5,666

Net income per common share:
Basic	$1.94	$2.00	$3.25	$4.35
Diluted	$1.87	$1.92	$3.14	$4.18

Weighted average number of common shares oustanding:
Basic	1,563,062	1,301,325	1,564,498	1,301,705
Diluted	1,619,377	1,356,623	1,621,213	1,357,003

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$21,965	$12,170
Restricted cash investment	14,169	14,169
Accounts receivable:
Electric sales, net	9,852	8,500
Other	329	371
Note receivable	1,250	1,250
Other current assets	1,615	1,587
Total current assets	49,180	38,047

Investments and notes receivable	10,970	10,045
Utility plant, net	151,191	152,162
Nonutility property, net	1,242	1,545
Regulatory and other assets	1,702	1,190
Total Assets	$214,285	$202,989
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,531	$4,654
Short-term note payable	14,169	14,169
Accounts payable:
Purchased power	6,146	2,798
Other	2,470	2,679
Purchased power subject to refund	21	203
Accrued, other and regulatory liabilities	5,325	3,902
Current income tax payable	1,470	562
Total current liabilities	34,132	28,967

Long-term debt, net of current portion:
Mortgage notes	141,529	143,188
Note payable and other capital leases	187	184
Total long-term debt	141,716	143,372
Deferred credits	4,877	3,677
Stockholders’ equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,644,000 shares issued and 1,559,615 outstanding at June 30, 2004; 1,650,395 shares issued and 1,567,725 outstanding at December 31, 2003	16	17
Paid in capital	11,469	11,641
Retained earnings	25,065	19,974
Less Deferred compensation	(2,096)	(3,826)
Less Treasury stock of 84,385 and 82,670 shares, respectively at June 30, 2004, and December 31, 2003	(894)	(833)
Total stockholders’ equity	33,560	26,973
Total Liabilities and Stockholders’ Equity	$214,285	$202,989

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003

Cash Flows From Operating Activities:
Net income	$5,091	$5,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,798	6,263
Noncash employee compensation	1,558	559
Equity earnings in Map	—	(78)
Changes in:
Other assets/deferred credits	193	(1,597)
Accounts receivable	(1,310)	(3,304)
Purchased power cost subject to refund/recovery	(182)	1,534
Other current assets	(28)	(777)
Accounts payable and accrued expenses	5,470	420
Net cash provided by operating activities	14,590	8,686
Cash Flows From Investing Activities:
Utility plant additions, net	(2,315)	(2,705)
Additions/deletions to nonutility investments	(639)	134
Collection of notes receivable	—	515
Net cash used in investing activities	(2,954)	(2,056)
Cash Flows From Financing Activities:
Payments on mortgage notes	(1,828)	(1,758)
Payments on other long-term debt and capital leases	(64)	(3,227)
Proceeds from capital lease	113	—
Repurchase/acquisition of common stock	(62)	(821)
Retirement of former member equity	—	(246)
Net cash used in financing activities	(1,841)	(6,052)
Increase (Decrease) In Cash and Cash Equivalents	9,795	578
Cash and Cash Equivalents:
Beginning of period	12,170	9,899
End of period	$21,965	$10,477

Supplemental Cash Flow Information:
Cash paid during the period for interest	$3,803	$3,872
Cash paid during the period for income taxes	$—	$900

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2004 and 2003, and its consolidated results of operations and cash flows for the six months ended June 30, 2004, and 2003.  The consolidated results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K and the quarterly reports on  Form 10-Q.

2.             Basic and Diluted Weighted Average Number of Shares Outstanding

The table below shows the reconciliation between the basic and diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic	1,563,062	1,301,325	1,564,898	1,301,705
Shares that have been deferred under the Stock for Compensation Plan	56,315	55,298	56,315	55,298
Diluted	1,619,377	1,356,623	1,621,213	1,357,003

The majority of the net increase in the number of basic shares from the 2003 periods to the 2004 periods is due to the awarding of stock to officers and directors of 302,500 shares, and the repurchase of 82,140 shares through the tender offer.

3.             Regulatory Asset and Liability

As of June 30, 2004, regulatory liabilities were composed of purchased power subject to refund of $21,000, and $752,000 excess recovery of costs incurred in connection with the Company’s response to Opposing Intervenors’ actions, included in the balance sheet under Accrued, other and regulatory liabilities.

The regulatory asset was composed of costs paid to outside parties that were incurred in connection with the rate case of $1,176,000.  See Note 6.  The Company believes it will be allowed to recover its rate costs and offset them against the excess recovery noted above.  If allowed, the effect would be revenue neutral.  As of June 30, 2003, the regulatory asset was purchased power subject to recovery of $1,967,000.

4.             Income Taxes

Unlike the predecessor company, Cap Rock Energy Corporation is a taxable entity.  One of it’s wholly-owned subsidiaries, NewCorp Resources Electric Cooperative, Inc. (NewCorp), is a tax-exempt cooperative under IRS Code Section 501(c)(12), and files a separate tax return.  Income tax expense of $721,000 and $908,000 has been recorded for the three and six months ended June 30, 2004, based upon the Company’s estimate of its ability to utilize its net operating loss carryforwards in future periods,  as well as tax planning strategies available to realize the benefit of those tax loss carry-forwards.  If the Company should elect not to implement those strategies, approximately $2.1 million of income tax expense would need to be provided, in order to restore the deferred income taxes payable previously offset by the net operating losses.  However, the

Company fully intends to implement its strategy and realize the tax benefits.

As described in Notes 23 and 24 to the consolidated financial statements for December 31, 2003, included in the Company’s Form 10-K, the Company was notified by the IRS that it intended to examine the federal income tax return of its Predecessor for the year 2001.  The IRS has commenced its audit process.  The Company believes that its Predecessor and affiliates have adequately provided for its tax liabilities and does not anticipate any material impact to its earnings, cash flows or liquidity as a result of this review.

5.             New Accounting Standards

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

In March 2004, the Financial Accounting Standards Board staff issued FASB Staff Position 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act was signed into law in December 2003.  Any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company’s postretirement healthcare plan.  The Company chose the deferral election to suspend application of SFAS 106’s measurement requirements of SFAS No. 132R.  FASB Staff Position 106-2 was issued in May 2004, which the Company will be implementing on a prospective basis in the quarter ended September 30, 2004.   The Company does not expect the impact to be material to its consolidated financial statements.

6.             Contingencies

The Company is currently involved in a proceeding at the Public Utility Commission of Texas (“PUCT”) to determine the reasonableness of its rates.  In that proceeding, the Company has requested a $6,333,000 overall annual after tax increase.  Numerous parties have intervened and are requesting that the Company’s rates be decreased and that  the Company be required to refund all monies it previously collected pursuant to a regulatory surcharge authorized by the Board of Directors during 2003, which amounts to $2.4 million.  The regulatory surcharge was intended to recover intervention costs associated with the successful transfer of the CCN to Cap Rock Energy from its predecessor.  The proceeding is currently in the discovery phase.  The Company believes its rates are reasonable and that the requested rate increase is appropriate based upon its cost of service and reasonable return on its invested assets.

The Company cannot determine what action the PUCT will take with respect to its current rates or its requested rate increase.  The PUCT was  required to rule on the rate request within a specified number of days, unless the Company consented to an extension.  In order to allow all parties more time to prepare for the hearing on this matter, the Company consented to an extension of the hearing from July 6, 2004, to October 5, 2004.  The Company expects a final ruling in the first quarter of 2005.

As more fully described in Note 23 to the consolidated financial statements included in the Company’s Form 10-K for December 31, 2003, an affiliate of the Company, NewCorp, had requested that the PUCT correct the name on its CCN to reflect NewCorp as the holder of the CCN, instead of its predecessor.  The PUCT approved the transfer of NewCorp’s CCN on June 15, 2004.

Discovery is ongoing in the litigation involving the Company and Lamar Electric Cooperative Association, Inc. (“Lamar”) which arose out of Lamar’s termination of the Combination Agreement between Lamar and the Company in October 2002 and the Management Services Agreement in November 2002.  Lamar filed suit against the Company in the 62nd District Court in Lamar County, Texas, seeking a declaratory judgment that it had a right to terminate both agreements without regard to payment of any kind to the Company.  The Company believes that Lamar’s stated reason for termination of the Combination Agreement does not fall within the specific allowable exceptions set forth in the agreement, and therefore the Company is seeking reimbursement of all costs and expenses incurred with regard to the attempted combination which amount to at least $1.4, million as well as a cancellation fee of $300,000 for liquidated damages as set out in the terms of the Management Service Agreement.  A trial date has been set for February 7, 2005.

7.             Postretirement Benefits

The Company provides continued major medical and life insurance coverage to retired employees and their dependents.  The components of net periodic benefit cost for the six months ended June 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Service cost	$107	$103
Interest cost	259	253
Amortization of experience loss	163	164
Net periodic benefit cost	$529	$520

In its financial statements as of December 31, 2003, the Company disclosed that it expected to contribute $484,000 to its postretirement healthcare plan for 2004.  As of June 2004, $156,000 of contributions have been made. The Company anticipates that it will make an additional contribution of $328,000 in 2004.

8.             Subsequent Events

At June 30, 2004, the Company had a note receivable from MAP Resources, Inc. (“MAP”) for $1,250,000 with a maturity date of October 2004. In July 2004, MAP repaid the entire principal balance plus interest, and the Company released the collateral.

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

•                  Federal and state regulatory actions, and associated legal and administrative proceedings, especially as they relate to the oversight authority of the Public Utility Commission of Texas, and the pending rate proceeding;

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

Overview

Cap Rock Energy Corporation is an electric distribution company operating in various non-contiguous areas in the State of Texas.  The Company purchases power from wholesale suppliers and distributes that power to its retail customers over transmission and distribution lines.  Effective September 1, 2003, Cap Rock Energy Corporation became subject to the oversight authority of the PUCT, and the rates and fees charged to customers by the Company are now subject to PUCT approval.  NewCorp Resources Electric Cooperative, Inc. (“NewCorp”), a transmission affiliate of Cap Rock Energy Corporation, is subject to the oversight authority of the Federal Energy Regulatory Commission (“FERC”).

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues:
Electric	$22,560	$18,814	$42,480	$40,801
Other	307	436	675	793
Total operating revenues	$22,867	$19,250	$43,155	$41,594

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

Electric revenues increased by $3,746,000 and $1,679,000 respectively, for the three and six month periods for 2004 as compared to 2003.  This change is the result of the following major factors:

•                  Increase in electric sales of approximately $1,180,000 as a result of a rise in consumer consumption for the six month comparative periods;

•                  Increase in the power cost recovery and unbilled revenue of $4,439,000 and $4,354,000, respectively, for the three and six month comparative periods;

•                  A regulatory surcharge of $585,000 and $474,000 for the three and six month comparative periods, which related to recovery of intervention costs;

•                  Recognition of deferred revenue in the three and six month periods of 2003 of $546,000 and $1,092,000 caused a comparative decrease for 2004.  The deferred revenue recognition for the 2003 periods related to purchased power expensed in prior years,  but was recovered from customers over the 24 month period from January 2002 to December 2003.  This decrease offsets the increases noted above.

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
Operating Expenses:
Purchased power	$9,583	$8,533	$18,486	$19,498
Operations and maintenance	2,105	2,446	4,800	4,826
General and administrative	2,932	1,458	4,912	2,971
Depreciation and amortization	1,907	1,772	3,798	3,589
Property taxes	772	337	1,559	658
Other	89	76	128	244

Total operating expenses	$17,388	$14,622	$33,683	$31,786

Purchased power expense normally moves in relation to electric demand and consumption.  Contract terms with wholesale power suppliers provide for pricing based upon the price of fuel, demand and usage.  All costs of power are passed through to the Company’s retail customers.  Purchased power increased $1,050,000 for the comparative three month periods, but decreased $1,012,000 for the comparative six month periods.  The two major changes are as follows:

•                  Power costs increased for the three and six month comparative periods.  The total increase attributable to power costs, as well as consumer consumption is $2,619,000 and $2,376,000 for the three and six month periods ended June 30, 2004 and 2003;

•                  The conclusion of the rate making treatment of the capital lease payments associated with the transmission system in late 2003 caused a decrease in the comparative three and six month periods of $1,686,000 and $3,459,000.  Rate making treatment required the Company to classify the amortization of property and equipment under the capital lease, as well as the associated interest expense, as purchased power.  Because the capital lease was extinguished in September 2003, this treatment is no longer applicable.  This decrease offsets the increase noted above.

Factors affecting operations and maintenance expenses are certain weather conditions such as high winds, ice storms and lightning, which cause damage to electric lines and interrupt service.  Operations and maintenance expense  decreased $341,000 for the comparative three month periods, and $26,000 for the comparative six month periods because these activities have remained relatively static.

General and administrative expenses increased by $1,474,000 and $1,941,000 for the comparative three and six month periods between 2004 and 2003, primarily because of the expensing of noncash stock awards to officers and directors.

The Company anticipates property tax expense for 2004 will materially increase due to current appraisal methodologies used in the ad valorem taxation of investor owned utilities in Texas.  Therefore the Company has increased its accrual for property tax expense for 2004 as compared to 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Other Income (Expenses)

Interest expense, net of capitalized interest	$(1,851)	$(1,662)	$(3,705)	$(3,374)
Interest and other income	122	265	232	531
Equity earnings in MAP	—	52	—	78

Total other income (expense)	$(1,729)	$(1,345)	$(3,473)	$(2,765)

Interest expense between the periods has increased $189,000 and $331,000, respectively, which is the net effect of three components:

•                  Interest on the new Beal Bank note in the 2004 periods of $385,000 and $770,000, respectively;

•                  Extinguishment of the note payable to a bank in September 2003, causing a decrease in the 2004 periods of $162,000 and $322,000, respectively;

•                  Slight reduction in the 2004 period in interest rates on a portion of the mortgage debt, coupled with a reduction in the outstanding balance because of scheduled payments made.

The majority of the $143,000 and $299,000 reduction in interest and other income between the three and six month comparative periods is because of the extinguishment of the note receivable from United Fuel in September 2003.

Because the investment in MAP Resources was sold in the fourth quarter of 2003, there are no equity earnings to be recorded in the 2004 periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income Tax Expense:

Income tax expense	$721	$678	$908	$1,377

Income tax expense has increased or decreased because of the change in net taxable income between the periods.  NewCorp’s net income is nontaxable, therefore the effective tax rate of 19% is less than the statutory tax rate.

Liquidity and Capital Resources

As of June 30, 2004, the Company had:

•                  Cash and cash equivalents of $21,965,000;

•                  Current restricted cash investment of $14,169,000;

•                  Working capital of $15,048,000;

•                  Long-term indebtedness of $141,716,000, net of current portion.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures which are recovered in subsequent and future periods through rates.  Capital necessary to meet these cash requirements is now derived primarily from normal operations.  As of June 30, 2004, the Company had accumulated a cash balance sufficient to meet its current and anticipated obligations, exclusive of the restricted cash investment which offsets the short term note payable.

Through 2001, one of the Company’s primary sources of capital and liquidity had been borrowings from CFC, the Company’s primary lender. These borrowings are collateralized by substantially all of the Company’s utility distribution assets. The existing long-term debt consists of a series of loans from CFC that impose various covenants.  The Company is in compliance with all CFC loan covenants.

In December 2002, the Company elected to convert the interest rates on the majority of the mortgage notes from variable to fixed pursuant to the terms of the CFC loan agreements.  These lock-ins of interest rates were done for one, two and three year periods.  Substantially all of the CFC fixed rate notes are subject to interest rate repricing at the end of various periods.

Interest Rate		Repricing January	Amount (in thousands)
Fixed	3.05%	2005	$6,619
Fixed	4.20%	2005	68,459
Fixed	4.70%	2006	33,579
Fixed	4.50%	2007	6,021
Fixed	4.30%	—	28,000
Fixed	7.00%	—	2
Variable	2.95%	—	3,212

Total mortgage debt			$145,892

In the accompanying consolidated balance sheet at June 30, 2004, and December 31, 2003, the initial advance from Beal Bank S.S.B (“Beal Bank”) of $14,169,000 is shown as short-term note payable in current liabilities because it is not certain that the Company will draw on the additional advance from Beal Bank.  The Company still has other available options, which it may pursue, such as refinancing the debt with another lender or renegotiating the debt with Beal on terms which would be more favorable to the Company.  Whether the Company draws on the additional advance with Beal Bank or another option is chosen, the restricted cash investment will be released at the same time.  If the Company draws on the additional advance, the restricted cash investment of $14,169,000 would be released and available for use in operations, as well as new capital of $17,331,000.  If the Company pursues one of the other options, the restricted cash investment would be used to satisfy the initial advance of $14,169,000.

Cap Rock Energy is currently involved in a proceeding at the Public Utility Commission of Texas (“PUCT”) to determine the reasonableness of its rates.  In that proceeding, the Company has requested a $6,333,000 overall annual after tax increase.  Numerous parties have intervened and are requesting that Cap Rock Energy’s rates be decreased and that it be required to refund all monies it previously collected pursuant to a regulatory surcharge authorized by the Board of Directors during 2003, which amounts to $2.4 million.  The regulatory surcharge was intended to recover intervention costs associated with the successful transfer of the CCN to Cap Rock Energy from its predecessor.  The proceeding is currently in the discovery phase.  The Company believes Cap Rock Energy’s rates are reasonable and that the requested rate increase is appropriate based upon its cost of service and reasonable return on its invested assets.  The requested rate increase, along with the refinancing of the transmission system, would allow Cap Rock to pay down some of its mortgage debt.  The Company intends to bring its debt to equity ratio closer to 60/40, which management believes is more in line with comparable electric utilities.  There is no assurance as to when, or if, Cap Rock Energy’s or the Company’s debt to equity ratio will change.

Cap Rock Energy cannot determine what action the PUCT will take with respect to its current rates or its requested rate increase.  The realization of the regulatory asset and the timing of such realization, as well as the associated excess recovery, will also be determined by the PUCT.  The PUCT was required to rule within a specified number of days, unless the Company consented to an extension.  In order to allow all parties more time to prepare for the hearing on this matter, the Company consented to an extension of the hearing from July 6, 2004, to October 5, 2004.  The Company expects a final ruling in the first quarter of 2005.

When the regulatory process has been completed and the PUCT issues a final order concerning retail rates, the Company will assess Cap Rock’s anticipated position relative to a debt/equity ratio.  The Company may consider having a secondary common stock offering.   At that time, the Company would also consider implementing a dividend policy.  There is no assurance as to whether, or if, Cap Rock Energy’s or the Company’s debt to equity ratio will change, or if a dividend policy will be implemented.

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

Credit risk relating to deposits at financial institutions is considered minimal because of the number of different financial institutions utilized.  In the past, the Company has utilized repurchase agreements, and may consider using that vehicle again in the future to maximize return and minimize credit risk.

The Beal Bank loan documents related to the restricted cash investment of $14,169,000 provide that the collateral may only be invested in US government securities, bank certificates of deposit, money market funds or other approved investments with varying terms of one year or less.  Whether the Company draws on the additional advance with Beal Bank, or another option is chosen, this restricted cash investment will be released at the same time.  If the Beal Bank arrangement is terminated, the restricted cash investment would be used to satisfy the initial advance of $14,169,000.

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

In its continued effort to focus on its core business, the Company sold its investment in MAP effective October 2003, in exchange for a note receivable of $1,250,000 due October 2004.  In July 2004, MAP repaid the entire principal balance plus interest, and the Company released the collateralized original stock.   The Company also sold its investments in real estate partnerships in February 2004, in exchange for a note receivable of $286,000 due in 2009. There was no gain or loss on the sale. The note is collateralized by the partnership interests.

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

Interest Rate Risk

We are subject to market risk associated with interest rates on our CFC long-term indebtedness.  The Company’s mortgage debt with CFC allows for a change from variable rate to fixed rate with no additional fees.   In December 2002, the Company took advantage of favorable interest rates and converted its variable rate loans with CFC to fixed rate loans with staggered periods.  As discussed above in Liquidity and Capital Resources, the notes are subject to repricing at the end of various periods.  Mortgage notes of $68,459,000 with current interest rates of 4.20% are due to be repriced in January 2005, mortgage notes of $6,021,000 with current interest rates of 4.50% are due to be repriced in January 2007, mortgage notes of $33,579,000 with current interest rates of 4.70% are due to be repriced in January 2006, $3,212,000 of mortgage notes were repriced in January 2004 with a variable interest rate at June 30, 2004, of 3.00% and $6,619,000 of mortgage notes were repriced in January 2004 with an interest rate of 4.3% for the term of the note.  A 1% change in interest rates would cause a change of $1,601,000 in interest expense.  The Company attempts to take advantage of low interest rate environments, as well as repricing interest rates over staggered periods.

Changes in market interest rates affect the interest earnings on the restricted cash investment which, at June 30, 2004, had a balance of $14,169,000.  The terms of the Beal Bank loan documents provide that the collateral may only be invested in U S Government securities, bank certificates of deposit, money market funds or other approved investments, with varying terms of one year or less.  The weighted average interest rate for the investments for the three and six months ended June 30, 2004, was less than one percent.

Item 4.  Controls and Procedures

At the date of this report, an evaluation was carried out, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, subject to the limitations below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6, “Contingencies,” to the consolidated  financial statements.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:
	10.85	Employment Contract between the Company and William L. West dated January 1, 2004.

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	Reports on Form 8-K:

April 9, 2004, the Company issued a press release announcing the date of its annual meeting of shareholders and its record date for voting at the annual meeting.

April 16, the Company issued a press release announcing David W. Pruitt’s 10b5-1Trading Plan dated April 13, 2004.

May 17, 2004, Cap Rock Energy reports earnings for quarter ended March 31, 2004.

June 17, 2004, Public Utility Commission of Texas notified the Company of approval of name correction on CCN for its affiliate.

July 1, 2004, the Company issued a press release announcing the new procedural schedule in the rate case with the Public Utility Commission of Texas.

July 7, 2004, David Pruitt’s cancellation of 10b-5-1 Trading Plan, and other Officers Forfeit Shares for Tax Obligations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

August 19, 2004
/s/ Lee D. Atkins
Lee D. Atkins
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Number	Description of Document

10.85	Employment Contract between the Company and William L. West dated January 1, 2004.*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith