Form 10-Q
period 2005-03-31
CAP ROCK ENERGY CORP
filed 2005-05-20
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

Yes ☐ No ☒

As of March 31, 2005, the Registrant had 1,615,799 shares of its $.01 par value common stock outstanding.

CAP ROCK ENERGY CORPORATION

PART I.  FINANCIAL INFORMATION

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

Three Months Ended March 31, 2005 and 2004

(In thousands, except per share amounts)

(Unaudited)

	2005	2004
Operating revenues:
Electric sales	$18,116	$19,920
Other	204	368
Total operating revenues	18,320	20,288

Operating expenses:
Purchased power	8,524	8,903
Operations and maintenance	2,730	2,694
General and administrative	2,728	1,980
Depreciation and amortization	1,968	1,644
Property taxes	481	787
Other	99	39
Total operating expenses	16,530	16,047

Operating income	1,790	4,241

Other income (expense):
Interest expense, net of capitalized interest	(1,627)	(2,102)
Interest and other income	71	110
Total other expense	(1,556)	(1,992)

Net income before income taxes	234	2,249

Income tax expense	—	187

Net income	$234	$2,062

Net income per common share:
Basic	$0.14	$1.32
Diluted	$0.14	$1.27

Weighted average number of common shares oustanding:
Basic	1,617,546	1,567,725
Diluted	1,668,071	1,624,040

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash	$13,714	$20,968
Accounts receivable:
Electric sales, net	6,667	7,313
Other	459	457
Other current assets	5,591	5,431
Total current assets	26,431	34,169

Utility plant, net	148,308	149,361
Investments and notes receivable	10,943	11,004
Nonutility property, net	1,220	1,227
Regulatory and other assets	4,010	3,926
Total Assets	$190,912	$199,687
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$3,414	$10,005
Accounts payable:
Purchased power	3,666	3,823
Other	1,398	3,603
Purchased power subject to refund	3,722	4,376
Accrued, other and regulatory liabilities	3,790	3,202
Total current liabilities	15,990	25,009

Long-term debt, net of current portion:
Mortgage notes	133,199	133,873
Note payable and other capital leases	150	159
Total long-term debt	133,349	134,032
Deferred credits	5,602	5,294
Stockholders’ equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,732,275 shares issued and 1,615,799 shares outstanding at March 31, 2005; 1,733,835 shares issued and 1,617,640 shares outstanding at December 31, 2004	17	17
Paid in capital	13,618	13,656
Retained earnings	25,641	25,407
Less Deferred compensation	(1,542)	(1,973)
Less Treasury stock of 116,476 and 116,195 shares, respectively at March 31, 2005, and December 31, 2004	(1,763)	(1,755)
Total stockholders’ equity	35,971	35,352
Total Liabilities and Stockholders’ Equity	$190,912	$199,687

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Cash Flows From Operating Activities:
Net income	$234	$2,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,968	1,644
Amortization of debt issue costs	11	247
Noncash stock compensation	393	850
Changes in:
Other assets/deferred credits	213	541
Accounts receivable	644	477
Purchased power cost subject to refund/recovery	(654)	692
Other current assets	(160)	95
Accounts payable and accrued expenses	(1,774)	757
Net cash provided by operating activities	875	7,365
Cash Flows From Investing Activities:
Utility plant additions, net	(908)	(1,393)
Changes to nonutility investments	61	(642)
Net cash used in investing activities	(847)	(2,035)
Cash Flows From Financing Activities:
Payments on mortgage notes	(7,242)	(909)
Payments on other long-term debt and capital leases	(32)	(40)
Proceeds from capital leases	—	122
Repurchase/acquisition of common stock	(8)	(9)
Net cash used in financing activities	(7,282)	(836)
Increase (Decrease) In Cash and Cash Equivalents	(7,254)	4,494
Cash and Cash Equivalents:
Beginning of period	20,968	12,170
End of period	$13,714	$16,664
Noncash financing activities:
Deferred charges related to stock awards	$—	$—
Supplemental Cash Flow Information:
Cash paid during the period for interest	$1,575	$1,972
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the “Company”) and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2005 and 2004, and its consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004.  The consolidated results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K and the quarterly reports on  Form 10-Q.

2.                                      Basic and Diluted Weighted Average Number of Shares Outstanding

The table below shows the reconciliation between the basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	2005
	Income	Shares	Per Share
	(In Thousands)
Basic earings per share:
Income from continuing operations available for common stock	$234	1,617,546	$0.14

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		50,525

Diluted earnings per share:	$234	1,668,071	$0.14

	2004
	Income	Shares	Per Share
	(In Thousands)
Basic earings per share:
Income from continuing operations available for common stock	$2,062	1,567,725	$1.32

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		56,315	$(0.05)

Diluted earnings per share:	$2,062	1,624,040	$1.27

3.                                      Regulatory Assets and Liabilities

The significant regulatory assets and liabilities are as follow (in thousands):

	March 31,	December 31,
	2005	2004

Assets:	$3,689	$3,593
Rate case costs

Liabilities:
Purchased power subject to refund	3,722	4,373
Excess recovery of costs related to the transfer of the Certificate of Convenience and Necessity	723	723

The PUCT will allow the Company to recover certain rate case costs over a period also mandated by the PUCT.  Any costs not allowed for recovery will be expensed immediately.  A decision from the PUCT concerning the amount and period of recovery is expected in June 2005.  See Note 6.

Regulatory liabilities are expected to be fully refunded to customers in 2005.

4.                                      Income Taxes

Unlike the predecessor company, Cap Rock Energy Corporation is a taxable entity.  One of it’s wholly-owned subsidiaries, NewCorp Resources Electric Cooperative, Inc. (NewCorp), is a tax-exempt cooperative under IRS Code Section 501(c)(12), and files a separate tax return.  No income tax expense has been recorded for the 2005 period, and $187,000 of tax expense was recorded for the 2004 period, based upon the Company’s estimate of its ability to utilize its net operating loss carryforwards in future periods,  as well as tax planning strategies available to realize the benefit of those tax loss carry-forwards.  Implementation of the tax planning strategies is anticipated to commence in the second quarter of 2005.  As of March 31, 2005, the Company has net operating tax loss carryforwards of approximately $26.0 million.  The net operating loss carryforwards are scheduled to expire in 2008 through 2024.  The Company has benefited approximately $15 million of net operating loss carryforwards, which includes $8.3 million benefited due to tax planning strategies that the Company believes are available.

In early 2004, the IRS notified the Company that it intended to examine the federal income tax return of its predecessor for the year 2001.  The Internal Revenue Service determined Cap Rock Electric Cooperative owed no income tax and closed the audit in the first quarter of 2005.  A final tax return was filed in March 2005.  There was no impact on the Company’s financial position or results of operations.

5.                                      New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation.”  This new standard generally requires the cost associated with employee services received  in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which the employee is required to provide services in exchange for the award.  SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements.  SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date.  The Company changed its method of accounting from the intrinsic method per APB Opinion No. 25, to the fair value method per SFAS No. 148, effective January 1, 2003.  Therefore, SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

6.                                      Contingencies

Because of a change in the Texas Public Utility Regulatory Act (“PURA”), as of September 1, 2003, the Company’s rates became subject to regulation and approval by the PUCT.   In accordance with this change in the PURA, the Company filed its tariffs for electric service on September 2, 2003.  The staff of the PUCT reviewed those tariffs and provided comments and proposed changes to bring the tariffs into compliance with PUCT rules and regulations.  Because the tariffs, when adopted, were not subject to PUCT regulation, some of the provisions did not comply with PUCT rules and regulations since that was not a requirement when the tariffs were adopted.  Now that the Company is subject to PUCT regulation, the Company made proposed amendments to its tariff as suggested by the PUCT staff.  The PUCT staff reviewed the proposed changes and recommended that the tariff be approved.  Prior to the Administrative Law Judge entering a ruling approving the tariff, with the proposed changes, several of the group of intervenors in the case were successful in obtaining a legislative request that the matter be referred to the State Office of Administrative Hearings (“SOAH”) for a hearing on the merits.  As a result, the matter was referred to SOAH and a hearing was scheduled for April 2005, and was to be limited to whether the tariffs filed by the Company are the actual tariffs that were properly approved by the Company’s Board of Directors, which was the Company’s previous regulatory authority.  Subsequently, the hearing was postponed, and expanded to include the issue of what tariffs were actually in effect on August 31, 2003.  A new hearing date has not yet been set.  The Company believes the issue is moot because any current tariff will be superseded by the tariff that is ultimately approved by the PUCT in the rate case.

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

A hearing was held in December 2004, to determine the amount of rate case costs that the PUCT will allow the Company to recover from its customers, as well as the period of recovery.  The Company believes all of its rate case costs are reasonable and necessary and should be recoverable.  Any amount not allowed for recovery will be expensed immediately.  As of March 31, 2005, $3,689,000 of third party costs had been incurred in connection with the rate case, and are shown on the balance sheet as a regulatory asset because they were deferred pending approval of recovery by the PUCT.

On March 17, 2005, the Administrative Law Judges (“ALJ’s”) issued a Proposal for Decision (“PFD”).  The PFD recommended a 7.49% rate decrease for Cap Rock.  This amounts to an annual revenue decrease of approximately five million dollars.  Several intervenors had sought rate decreases which were much larger than the recommendation of the ALJ’s.  The recommendation by the ALJ’s will be considered by the PUCT at an open hearing on May 25, 2005.  A final ruling, which can be appealed by Cap Rock or any of the intervenors, is expected by June 2005.

The Company feels that its rates and its requested small rate increase are justified and that its evidence supports that.  The Company has requested that the PUCT reject the recommendation of the Administrative Law Judges and grant its requested rate increase.  The Company has received recommendations from Administrative Law Judges in the past which were not in its favor, only to prevail when the issues were considered by the PUCT.  The Company believes its rates are reasonable and that the requested rate increase is appropriate based upon its cost of service and reasonable return on its rate base.  However, the Company cannot determine what action the PUCT will take with respect to the PFD.

If the Company’s request for a rate increase is approved by the PUCT, the Company may suffer a decline in its customer base.  Because the outcome of the rate request or rate order is unknown until the PUCT makes a final ruling, the Company is unable to predict the effect of such ruling.  Based on the current working capital position and the availability of other capital, Management feels the Company has adequate resources to meet its obligations.

In prior periods, the Company had power costs that had been overcollected under the Company’s retail tariffs through the power cost recovery process.  This was disclosed to the PUCT during the rate case process.

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

The NOV’s also recommend that the Company pay fines and customer refunds in excess of $1.3 million.  These are the same claims that a small group of intervenors have been making in the Company’s PUCT tariff proceedings.  Once the PUCT ruled that these allegations should not be considered with  the Company’s tariff filing, they were made in these enforcement actions.  The Company filed answers requesting a settlement conference with the PUCT staff and believed that the matters would be disposed of through that conference.  However, a resolution was not reached and in early November the Company and the PUCT staff requested a hearing with the State Office of Administrative Hearings.  A hearing has been set for July 2005.  The Company feels strongly about its legal position on these issues and believes it will ultimately prevail.

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

In October 2004, the Company  filed counterclaims against Lamar’s Board of Directors and two individual directors.  The Company also joined several third parties alleging fraud, civil conspiracy and tortuous interference with business relations.  Lamar has also amended its suit against the Company, adding claims for fraud and misrepresentation.  Discovery is ongoing with regard to the new claims, and the matter will most likely not go to trial until the fourth quarter of 2005.

7.                                      Postretirement Benefits

The Company provides continued major medical insurance coverage to retired employees and their dependents.  The components of net periodic benefit cost for the three months ended March 31, 2005  and 2004, are as follow (in thousands):

	2005	2004
Service cost	$54	$54
Interest cost	145	129
Amortization of experience loss	88	81
Net periodic benefit cost	$287	$264

In its financial statements as of December 31, 2004, the Company disclosed that it expected to contribute $849,000 to its postretirement healthcare plan for 2005.  As of March 31, 2005,  $79,000 of contributions have been made. The Company anticipates that it will make additional contributions of $770,000 in 2005.

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

8.             Subsequent Events

Effective April 5, 2005, Lee D. Atkins’ employment with the Company ended.  Mr. Atkins had been the Company’s Senior Vice President, Chief Financial Officer and Treasurer.  Form 8-K was filed with the Securities and Exchange Commission on April 7, 2005.  Because he is no longer employed by the Company, Mr. Atkins will not sign, as chief financial officer, the Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

In late April 2005, an award of stock was granted to employees and officers.  This award, of 134,098 shares, was immediately vested, and the fair value of the award of $3,060,000 was expensed, of which 115,178 shares were for officers, with a corresponding fair value of $2,628,000.

In April 2005, the Company signed a new power contract with Garland Power and Light.  The contract, which expires in May 2007, provides for a higher cost of fuel.  All costs associated with purchased power are passed through to the retail customer.

In March 2004, the Company signed an agreement with a shareholder of United Fuel and Energy Corporation (“United Fuel”) to sell its shares of stock in that company for a sales price of $1,300,000 in exchange for a note receivable.  The terms of the agreement provide:  (a) interest on the note receivable at 6% annum, (b) payment of $500,000 on the payment date plus accrued interest.(c) payment of the remaining principal balance in three equal annual installments plus accrued interest beginning one year after the payment date.  The payment date is defined as the sooner of 24 months from the date of the agreement or 60 days after United Fuel has completed certain capitalization arrangements.  Recognition of the gain of $940,000 has been deferred until principal payments have been received.  In early May 2005, the Company received the initial $500,000 payment.  As a result, approximately $140,000 of deferred gain will be able to be recognized in the second quarter of 2005.

9.                                      Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the presentation adopted in the current period.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Certain written and oral statements made by our Company or with the approval of an authorized executive officer of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements set forth in this Form 10-Q as they relate to Management’s future plans and objectives, and in other filings with the Securities and Exchange Commission.  Generally the words “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof and similar terminology identify forward-looking statements, which generally are not historical in nature.

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

The following are some of the factors that could cause the Company’s actual results to differ materially from the Company expectations described in or underlying the Company’s forward-looking statements:

•                  Weather conditions could affect electricity sales and revenues;

•                  Changes in rate structure and ability to earn a fair return on the rate base and recover the costs of operations could affect operations.  A negative outcome in the current rate proceeding could affect the Company’s profits and liquidity;

•                  Federal and state regulatory actions, and associated legal and administrative proceedings, especially as they relate to the oversight authority of the Public Utility Commission of Texas could affect revenues, expenses and earnings and could cause a loss of customers through increased competition in the electric utility industry;

•                  Demands for electric power and the associated costs, including changes in the costs of power plant fuels such as natural gas and coal could cause purchased power cost to increase, which could in turn affect customers’ useage and our revenues;

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s annual Form 10-K for the year ended December 31, 2004, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following are deliveries of power for the three months ended March 31, 2005 and 2004 (in mWh):

	Three Months Ended
	March 31,
	2005	2004

Residential	65,517	63,783
Large commercial	58,824	55,767
Small commercial	48,592	48,085
Irrigation	1,815	5,267
Other	15	12
Farmersville contract	5,844	5,704
	180,607	178,618

Results of Operations

	Three Months Ended
	March 31,
	2005	2004

Operating Revenues:
Electric	$18,116	$19,920
Other	204	368
Total operating revenues	$18,320	$20,288

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

Electric revenues decreased by $1,804,000 for the comparative three month periods.   This change is the result of the following major factors:

•                  A decrease of $1,322,000 in power cost recovery;

•                  A decrease in wholesale sales and kWh sales of $322,000.

The decrease in power cost recovery is related to recovery of higher power costs in revenues in 2004 due to the rate making treatment of capital lease payments associated with the transmission system which were passed through to customers.

The decrease in other operating revenues of $164,000 is mainly due to a decline in late fees billed to customers.  The Company modified its billing practices in order to be in compliance with PUCT rules.  See “Regulatory Matters” under Liquidity and Capital Resources below.

	Three Months Ended
	March 31,
	2005	2004

Operating Expenses:
Purchased power	$8,524	$8,903
Operations and maintenance	2,730	2,694
General and administrative	2,728	1,980
Depreciation and amortization	1,968	1,644
Property Taxes	481	787
Other	99	39
Total operating expenses	$16,530	$16,047

Purchased power expense normally moves in relation to electric demand and consumption.  Contract terms with wholesale power suppliers provide for pricing based upon the price of fuel, demand and usage.  All costs of power are passed through to the Company’s retail customers.  Purchased power decreased $379,000 for the comparative three month periods, which is primarily a decrease in power costs.

Factors affecting operations and maintenance expenses are certain weather conditions such as high winds, ice storms and lightning, which cause damage to electric lines and interrupt service.  Operations and maintenance expense increased $36,000 for the comparative three month periods because these activities have remained relatively static.

General and administrative expenses increased by $748,000 for the comparative three month periods between 2005 and 2004, because of the following:

•                  Increased costs in 2005 of $367,000 related to IT support and outsourced IT functions;

•                  Increased expenditures for salaries and related expenses of $144,000;

•                  Increased costs of $74,000 associated with public relations;

•                  Decreased overhead allocation from 2004 to 2005 of $290,000 resulted in higher costs remaining in general and administrative;

•                  Decreased expense of $338,000 related to stock grants because of the accelerated amortization method used for expensing of those awards.

The Company expects general and administrative expenses to increase in the future because of compliance with PUCT rules and regulations, as well as the Sarbanes Oxley Act of 2002, which will require more resources and personnel.

In late April 2005, an award of stock was granted to employees and officers.  This award, of 134,098 shares, was immediately vested, and the fair value of the award of $3,060,000 was expensed, of which 115,178 shares were for officers, with a corresponding fair value of $2,628,000.  Expected noncash compensation expense by year for all awards is as follows:  2005 - $4,285,000; 2006 - $324,000; 2007 - $316,000, and 2008 - $108,000.

Depreciation and amortization increased $324,000 for the three month comparative periods.  This is primarily because of the amortization in the 2005 period of the costs associated with implementation of the new fully integrated software application.  This amortization began in the third quarter of 2004.

Initially the Company had anticipated that property tax expense for 2004 would increase materially because of  appraisal methodologies used in the ad valorem valuation of investor owned utilities in Texas as compared to the Company’s former cooperative status.  Therefore, substantial increases were reflected in the first quarter of 2004.

	Three Months Ended
	March 31,
	2005	2004

Other Income (Expenses)
Interest expense, net of capitlized interest	$(1,627)	$(2,102)
Interest and other income	71	110
Total other income (expense)	$(1,556)	$(1,992)

Interest expense between the periods has decreased $475,000, which is the net effect of three components:

•                  Increase in interest expense of $164,000 related to mortgage debt because of an increase in interest rates;

•                  Extinguishment of the Beal Bank note in November 2004, caused a decrease in the 2005 period of $385,000;

•                  Amortization in the 2004 period of the fees and costs incurred with respect to the Beal Bank loan caused a decrease in the 2005 period of $248,000.

	Three Months Ended
	March 31,
	2005	2004

Income Tax Expense:
Income tax expense	$—	$187

No income tax expense has been recorded for the 2005 period, and $187,000 of tax expense was recorded for the 2004 period, based upon the Company’s estimate of its ability to utilize its net operating loss carryforwards in future periods, as well as tax planning strategies available to realize the benefit of those tax loss carryforwards.

Liquidity and Capital Resources

As of March 31, 2005, the Company had:

•                  Cash and cash equivalents of $13,714,000;

•                  Working capital of $10,441,000 and;

•                  Long-term indebtedness of $133,349,000, net of current portion.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures which are recovered in subsequent and future periods through rates.  Capital necessary to meet these cash requirements is now derived primarily from operations.  As of March 31, 2005, the Company had accumulated a cash balance it believes is sufficient to meet its current and short-term anticipated obligations.

Included in the $10,441,000 of working capital above, the Company has a $3.4 million income tax receivable.  Approximately $2 million of this receivable represents 2004 income tax overpayments, and $1.4 million represents income taxes to be recovered through the carryback to prior years of the Company’s 2004 net operating loss.  In April 2005, $2 million was received, and the balance of $1.4 million is expected to be received in 2005.

Cash and cash equivalents decreased $7,254,000 primarily because of scheduled mortgage debt payments made in the first quarter of 2005.

Mortgage Debt:  Through 2001, one of the Company’s primary sources of capital and liquidity had been borrowings from CFC, the Company’s primary lender. These borrowings are collateralized by substantially all of the Company’s utility distribution assets. The existing long-term debt consists of a series of loans from CFC that impose various covenants.  The Company is in compliance with all CFC loan covenants.

Substantially all of the CFC mortgage notes are subject to interest rate repricing at the end of various periods, at the Company’s option.  Mortgage notes with CFC as of March 31, 2005, and the applicable interest rates are as follows:

Interest Rate		Repricing January	Amount (in thousands)
Fixed	4.85%	2006	$6,390
Fixed	5.15%	2007	63,718
Fixed	4.70%	2006	32,731
Fixed	4.50%	2007	5,929
Fixed	4.30%	—	27,742
Fixed	7.0%	—	1
Total mortgage debt			$136,511

The weighted average interest rate at March 31, 2005, is 4.83%.

Regulatory Matters:  Because of a change in the Texas Public Utility Regulatory Act (“PURA”), as of September 1, 2003, the Company’s rates became subject to regulation and approval by the PUCT.   In accordance with this change in the PURA, the Company filed its tariffs for electric service on September 2, 2003.  The staff of the PUCT reviewed those tariffs and provided comments and proposed changes to bring the tariffs into compliance with PUCT rules and regulations.  Because the tariffs, when adopted, were not subject to PUCT regulation, some of the provisions did not comply with PUCT rules and regulations since that was not a requirement when the tariffs were adopted.  Now that the Company is subject to PUCT regulation, the Company made proposed amendments to its tariff as suggested by the PUCT staff.  The PUCT staff reviewed the proposed changes and recommended that the tariff be approved.  Prior to the Administrative Law Judge entering a ruling approving the tariff, with the proposed changes, several of the group of intervenors in the case were successful in obtaining a legislative request that the matter be referred to the State Office of Administrative Hearings (“SOAH”) for a hearing on the merits.  As a result, the matter was referred to SOAH and a hearing was scheduled for April 2005, and was to be limited to whether the tariffs filed by the Company are the actual tariffs that were properly approved by the Company’s Board of Directors, which was the Company’s previous regulatory authority.  Subsequently, the hearing was postponed, and expanded to include the issue of what tariffs were actually in effect on August 31, 2003. A new hearing date had not yet been set.  The Company believes the issue is moot because any current tariff will be superseded by the tariff that is ultimately approved by the PUCT in the rate case.

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

A hearing was held in December 2004, to determine the amount of rate case costs that the PUCT will allow the Company to recover from its customers, as well as the period of recovery.  The Company believes all of its rate case costs are reasonable and necessary and should be recoverable.  Any amount not allowed for recovery will be expensed immediately.  As of March 31, 2005, $3,689,000 of third party costs had been incurred in connection with the rate case, and are shown on the balance sheet as a regulatory asset because they were deferred pending approval of recovery by the PUCT.

On March 17, 2005, the Administrative Law Judges (“ALJ’s”) issued a Proposal for Decision (“PFD”).  The PFD recommended a 7.49% rate decrease for Cap Rock.  This amounts to an annual revenue decrease of approximately five million dollars.  Several intervenors had sought rate decreases which were much larger than the recommendation of the ALJ’s.  The recommendation by the ALJ’s will be considered by the PUCT at an open hearing on May 25, 2005.  A final ruling, which can be appealed by Cap Rock or any of the intervenors, is expected by June 2005.

The Company feels that its rates and its requested small rate increase are justified and that its evidence supports that.  The Company has requested that the PUCT reject the recommendation of the Administrative Law Judges and grant its requested rate increase.  The Company has received recommendations from Administrative Law Judges in the past which were not in its favor, only to prevail when the issues were considered by the PUCT.  The Company believes its rates are reasonable and that the requested rate increase is appropriate based upon its cost of service and reasonable return on its rate base.  However, the Company cannot determine what action the PUCT will take with respect to the PFD.

If the Company’s request for a rate increase is approved by the PUCT, the Company may suffer a decline in its customer base.  Because the outcome of the rate request or rate order is unknown until the PUCT makes a final ruling, the Company is unable to predict the effect of such ruling.

In prior periods, the Company had power costs that had been overcollected under the Company’s retail tariffs through the power cost recovery process.  This was disclosed to the PUCT during the rate case process.

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

The NOV’s also recommend that the Company pay fines and customer refunds in excess of $1.3 million.  These are the same claims that a small group of intervenors have been making in the Company’s PUCT tariff proceedings.  Once the PUCT ruled that these allegations should not be considered with  the Company’s tariff filing, they were made in these enforcement actions.  The Company filed answers requesting a settlement conference with the PUCT staff and believed that the matters would be disposed of through that conference.  However, a resolution was not reached and in early November the Company and the PUCT staff requested a hearing with the State Office of Administrative Hearings.  A hearing has been set for July 2005.  The Company feels strongly about its legal position on these issues and believes it will ultimately prevail.

The PUCT has not yet established the procedures and time lines for the Company to comply with the other provisions of the PURA regarding investor owned utilities, including offering customer choice for customer power requirements.  The Company anticipates that the PUCT will take relevant factors into consideration in establishing such procedures and time lines that are appropriate and such actions will not adversely effect the Company’s customers.  Increased costs to comply with the added regulation by the PUCT and any orders it may make could impact the Company’s revenues, expenses, cash flows and liquidity.

Although the outcome concerning the PUCT’s final order on the Company’s retail rates is unknown, based on the current working capital position and the availability of other capital, Management feels the Company has adequate resources to meet its obligations.

Deferred Tax Assets: The Company has tax planning strategies available to realize a majority of the benefit of tax loss carryforwards and a valuation exists for them.  If the Company should elect not to implement those strategies, approximately $2.8 million of income tax expense would need to be provided, in order to restore the deferred income taxes payable previously offset by the net operating losses.  Implementation of the tax planning strategies is anticipated to commence in the second quarter of 2005.

Note Receivable:  In early May 2005, the Company received the initial $500,000 payment on the note receivable agreement with the shareholder of United Fuel.  The remaining principal balance of $800,000 plus accrued interest will be due in three equal annual installments beginning May 2006.

Shareholders’ Trust:  When the Company and the Cap Rock Energy Shareholders’ Trust entered into a Voting Agreement in December 2004, the Company recorded a long term liability based on fair value of $129,000, which was for consideration whereby the shares held by the Trust will be voted by the Trustees but as directed by the Company, for as long as the shares are held by the Trust.  This liability will be paid out as the owners of the shares are located and the shares are issued to the owner or their heirs.  Therefore, this liability will be paid over future years, and is not expected to require a material amount of cash in any one year.

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

The Company assesses the need for a deposit by retail customers.  The deposit amount is normally set as 1/6 of an annual customer billing, with such amounts being refunded or credited to the customer after one year if the customer has paid timely at least 10 of the previous 12 billings.  No customer accounted for 10% or more of the operating revenues of the Company.

In 2004, the Company sold its investment in United Fuel and Energy Corporation in exchange for a note receivable of $1,300,000, which is collateralized by the original stock.  The initial payment of $500,000 was received in early May 2005, with the remaining principal balance of $800,000 plus accrued interest due in three equal annual installments beginning May 2006.

Interest Rate Risk

The Company is subject to market risk associated with interest rates on the CFC long-term indebtedness.  The Company’s mortgage debt with CFC allows for a change from variable rate to fixed rate with no additional fees.    Mortgage notes of  $6,390,000 with current interest rates of 4.85% are due to be repriced in January 2006, $63,718,000 with current interest rates of 5.15% are due to be repriced in January 2007, mortgage notes of $5,929,000 with current interest rates of 4.50% are due to be repriced in January 2007, mortgage notes of $32,731,000 with current interest rates of 4.70% are due to be repriced in January 2006, and $27,742,000 of mortgage notes were repriced in January 2004 with an interest rate of 4.3% for the term of the note.  A 1% change in interest rates would cause a change of $1,365,000 in annual interest expense.  The Company attempts to take advantage of low interest rate environments, as well as repricing interest rates over staggered periods.

Item 4.  Controls and Procedures

At the date of this report, an evaluation was carried out, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation,  the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and  Use of Proceeds

(a)           None

(b)          None

(c)           The following information is provided pursuant to Item 703 of Regulation S-K.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

January	—			n/a	n/a
February	281	(1)	$29.99	n/a	n/a
March	—		—	n/a	n/a

(1)          This repurchase was from a departing employee, at a premium over the closing price on the date of purchase.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

May 20, 2005
/s/ Celia B. Page
Celia B. Page
Vice-President, Chief Accounting Officer,
Assistant Secretary/Treasurer and Controller

Exhibit Number	Description of Document

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer). *

* filed herewith