Form 10-K/A
period 2004-12-31
CAP ROCK ENERGY CORP
filed 2005-07-28
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, (the “Original Report”) originally filed with the Securities and Exchange Commission on March 29, 2005, is being filed solely to correct certain typographical errors on the signature page, and clarify disclosures in Item 9A of Part II.

Except for the corrections described above, the Company has not modified or updated disclosures presented in the Original Report.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.  Information not affected by this amendment is unchanged and reflects the disclosure made at the time the Original Report was filed.  This Form 10-K/A should be read in conjunction with the Original Report and the filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to any such filings.

ITEM 9(a).          CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered.  There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation referred to above that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report.

The signature page of the Original Report is modified as follows:

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

Signature	Title	Date

/s/ DAVID W. PRUITT	Director, Co-Chairman of the Board,	March 25, 2005
David W. Pruitt	Chief Executive Officer
(Principal Executive Officer)

/s/ LEE D. ATKINS	Senior Vice President, Chief Financial Officer	March 25, 2005
Lee D. Atkins	and Treasurer
(Principal Financial and Accounting Officer)

/s/WILLIAM L. WEST	Director, President	March 25, 2005
William L. West

/s/ RUSSELL E. JONES	Director, Co-Chairman of the Board	March 25, 2005
Russell E. Jones

/s/ S. D. BUCHANAN	Director	March 25, 2005
S. D. Buchanan

/s/ FLOYD L. RITCHEY	Director	March 25, 2005
Floyd L. Ritchey

/s/ MICHAEL D. SCHAFFNER	Director	March 25, 2005
Michael D. Schaffner

***

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

/s/ CELIA B. PAGE
Celia B. Page
Vice President, Chief Accounting Officer,
Assistant Secretary/Treasurer and Controller
July 27, 2005	(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of David W. Pruitt
Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Celia B. Page