Form 10-K/A
period 2004-12-31
CAP ROCK ENERGY CORP
filed 2005-10-05
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

PART I

Explanatory Note

Form 10-K/A Amendment No. 2

This Amendment No. 2 to annual report on Form 10-K/A (“Amendment No. 2”), is being filed to amend the Company’s annual report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 29, 2005 (“Original Form 10-K”), as well as Amendment No. 1 which was filed on July 28, 2005 (“Amendment No. 1”).  Accordingly, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 6, 7, 8 and 9(a) of Part II, and Item 15 of Part IV, as amended, as well as certain currently dated certifications.  Unaffected items have not been repeated in this Amendment
No. 2.

On August 24, 2005, the Audit Committee of the Company concluded that the Company would make certain amended filings because it had identified a technical tax issue related to the tax exempt status of one of the Company’s subsidiaries.  The issue relates to the income tax treatment of the subsidiary for financial reporting purposes.    The Company is restating its consolidated financial statements for the year ended December 31, 2004, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company has generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  Therefore, the use of the net operating losses earlier than expected may result in taxes payable that are greater than originally disclosed.  Because of the complex nature of the issue, the Company is in the process of requesting guidance from the Internal Revenue Service regarding the taxable nature of the entity.

The adjustment to the consolidated statement of operations for the year ended December 31, 2004, is an increase in income tax expense of $1,908,000.  Adjustments to the consolidated balance sheet as of December 31, 2004, consisted of the elimination of the net deferred tax asset of $3,285,000, the creation of a net deferred tax liability of $1,275,000 and current income tax payable of $633,000, and the elimination of the valuation allowance for the deferred tax asset of $3,285,000.  See Note 2 to the accompanying consolidated financial statements for a discussion of the adjustments.

This amendment does not reflect events occurring after the filing of the Original Form 10-K, which was filed March 29, 2005, nor Amendment No. 1, which was filed on July 28, 2005.  Certain other items have been revised or added in response to comments from the Securities and Exchange Commission.

PART II

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

	YEARS ENDED DECEMBER 31,			NINE MONTHS ENDED DECEMBER 31,		YEAR ENDED MARCH 31,
	2004	2003	2002	2001 (1)	2000 (4)	2001
	(RESTATED)				(UNAUDITED)
	(Thousands of dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Operating revenues	$82,624	$82,844	$74,637	$53,122	$52,100	$72,465
Operating expenses	(72,405)	(61,875)	(58,307)	(43,142)	(50,101)	(68,144)
Operating income	10,219	20,969	16,330	9,980	1,999	4,321
Other income (expense) (2)	(6,926)	(7,634)	(7,140)	(5,550)	(5,915)	(8,502)
Income (loss) before income taxes	3,293	13,335	9,190	4,430	3,916	(4,181)
Income tax (expense) benefit (3)	232	(2,137)	(414)	—	—	—
Net income (loss)	$3,525	$11,198	$8,776	$4,430	$(3,916)	$(4,181)

NET INCOME PER COMMON SHARE:

Basic	$2.28	$7.69	$6.74
Diluted	$2.21	$7.41	$6.74

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	1,546,271	1,455,443	1,302,355
Diluted	1,596,796	1,510,741	1,302,355

PRO FORMA BASIC AND DILUTED EARNINGS PER SHARE (UNAUDITED):

Net income (loss)				$3.40		$(3.21)
Pro forma shares outstanding				1,302,355		1,302,355

	DECEMBER 31,					MARCH 31,
	2004	2003	2002	2001 (2)	2000 (4)	2001
	(RESTATED)				(UNAUDITED)
	(Thousands of dollars)
CONSOLIDATED BALANCE SHEET DATA:
Utility plant	$149,361	$152,162	$156,517	$164,547	$170,111	$168,920
Total assets	199,687	202,989	211,294	214,459	218,382	221,195
Long-term debt, net	134,032	143,372	148,052	181,732	184,688	188,627
Equity and margins				7,672	6,012	5,675
Stockholders’ equity	33,444	26,973	14,738

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

(4)           This selected financial data is provided for informational purposes only.  These numbers are unaudited and are provided for a consistent presentation based on (1) above.

The selected financial data has been restated to reflect the effects of a technical tax issue related to the tax exempt status of one of the Company’s subsidiaries.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

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

•                  Demands for electric power and the associated costs, including changes in the costs of power plant fuels such as natural gas and coal could cause our purchased power cost to increase, which could in turn affect our customers’ usage and our revenues;

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

The following discussion and analysis of the Company and its Predecessor’s financial condition and results of operations for the years ended December 31, 2004, 2003, and 2002, should be read in conjunction with the Company’s audited consolidated financial statements and related notes to financial statements included elsewhere in this document.  Unless otherwise indicated, all references to the Company will include any and all activities of its Predecessor.

Restatement

On August 24, 2005, the Audit Committee of the Company concluded that the Company would amend the Annual Report on Form 10-K for the year ended December 31, 2004, because of a technical tax issue related to the tax exempt status of one of the Company’s subsidiaries.   The Company is restating its consolidated financial statements for the year ended December 31, 2004, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company has generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  Therefore, the use of the net operating losses earlier than expected may result in taxes payable that are greater than originally disclosed.  Because of the complex nature of the issue, the Company is in the process of requesting guidance from the Internal Revenue Service regarding the taxable nature of the entity.  In addition, it is uncertain at this time whether the additional tax expense is recoverable from ratepayers, and as such has been expensed in the accompanying consolidated financial statements.  See Note 2 to the accompanying consolidated financial statements for a discussion of the adjustments.

Restated amounts as of and for the years ended December 31, 2004, 2003 and 2002, are as follows:

	As Reported	Adjustments		As Restated
	(In thousands except per share amounts)

As of and for the year ended December 31, 2004:
Balance sheet:
Net deferred tax asset	$3,285	$(3,285)		$—
Valuation allowance for deferred tax asset	(3,285)	3,285		—
Current income tax payable	—	633		633
Net deferred tax liability	—	1,275		1,275
Statement of operations:
Income tax expense (benefit)	(2,140)	1,908		(232)
Net income	5,433	(1,908)		3,525
Net income per common share:
Basic	3.51	(1.23)		2.28
Diluted	3.40	(1.19)		2.21
Statement of cash flows:
Net cash provided by operating activities Other assets/deferred credits	1,617	1,275		2,892
Income tax receivable	(3,986)	633		(3,353)
Net cash flows used in investing activities	(4,006)	—		(4,006)
Net cash flows used in financing activities	(8,544)	—		(8,544)

As of and for the year ended December 31, 2003
Balance sheet:
Deferred tax asset	8,074	(2,834	)(a)	5,240
Valuation allowance for deferred tax asset	(8,074)	2,834	(a)	(5,240)

As of and for the year ended December 31, 2002
Balance sheet:
Deferred tax asset	9,717	(1,064)		8,653
Valuation allowance for deferred tax asset	(9,717)	1,064		(8,653)

(a)          No net change to the statement of operations.

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

At December 31, 2004 and 2003, there were approximately $12,218,000 and $20,800,000, respectively, of net operating loss carryforwards that expire in 2021 through 2024, and may be used to offset future taxable income.

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

	Year Ended December 31,
	2004	2003	2002
	(Thousands of dollars)
Operating Expenses:
Purchased power	$36,958	$36,578	$36,433
Disallowed power costs	3,074	—	—
Operations and maintenance	10,331	10,135	7,327
General and administrative	7,518	4,639	7,144
Stock compensation	4,925	2,133	—
Depreciation and amortization	7,416	6,719	5,834
Property taxes	1,925	1,345	1,367
Other	258	326	202
Total operating expenses	$72,405	$61,875	$58,307

Purchased power expense normally moves in relation to electric demand and consumption.    Contract terms with wholesale power suppliers provide for pricing based upon the price of fuel, demand and usage.    All costs of power are passed through to the Company’s retail customers.

Purchased power increased $380,000 from 2003 to 2004.  The net changes related to:

•                  Increase in power costs of $4,754,000; offset by

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

Disallowed power costs of $3,074,000 in the 2004 period is the increase in fuel cost related to the regulatory liability due to overcollection of power cost recovery.

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

Depreciation and amortization increased $697,000 from 2003 to 2004 because of the following factors:

•                  Conclusion in 2003 of the rate making treatment of the amortization of property and equipment associated with the transmission system capital lease caused an increase of $412,000 because the treatment is no longer applicable;

•                  Amortization in 2004 of $367,000 relative to the capitalized costs of the IT system.

Depreciation and amortization increased $885,000 from the year ended 2002 as compared to 2003 for various reasons:

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

In its efforts to be able to adapt to a changing regulatory environment, enhance efficiency and automate certain processes, management recognized the need for a more sophisticated and responsive IT system and associated applications.  The Company engaged an outside third party to assess the Company’s current and future IT needs, assist in the selection process of software and related applications, implement the chosen products and processes and provide ongoing support.  The third party IT firm is also assisting the Company in providing IT internal control documentation and procedures related to compliance with Section 404 of the Sarbanes Oxley Act of 2002.

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

	Year Ended December 31,
	2004	2003	2002
	(Thousands of dollars)
Other Income (Expense):
Allocation of income from associated organizations	$540	$530	$478
Interest expense, net of capitalized interest	(7,983)	(8,047)	(7,403)
Interest and other income	646	795	1,027
Impairment of Lamar combination costs	—	—	(1,357)
Loss on sale of MAP stock	—	(1,056)	—
Equity earnings in MAP	—	144	115
Shareholders’ Trust	(129)	—	—
Total other income (expense)	$(6,926)	$(7,634)	$(7,140)

Interest expense decreased $64,000 between 2003 and 2004 because of the following:

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

Interest expense increased $644,000 between 2002 and 2003 because of the following:

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

When the Company and the Shareholders’ Trust entered into a Voting Agreement in December 2004, the Company recorded a long term liability based on fair value of $129,000 and a corresponding expense.  This was for consideration whereby the shares held by the Trust will be voted by the Trustees as directed by the Company for as long as the shares are held in the Trust.  See Note 22 to the consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
	(Restated)
	(Thousands of dollars)
Income Tax Expense:
Income tax expense (benefit)	$(232)	$2,137	$414

Income tax expense decreased $2,369,000 between 2003 and 2004, and increased $1,723,000 between 2003 and 2002.  As of December 31, 2004, the Company has net operating carryforwards of approximately $12,218,000 which are scheduled to expire in 2011 through 2024.  As of December 31, 2004, the net deferred tax asset had been eliminated, as well as the valuation allowance, and a net deferred tax liability was recorded for $1,275,000, and a current income tax payable of $633,000.  The decrease in the valuation allowance from 2003 to 2004 of $5,240,000 is due partially because of a change in temporary differences and the resulting net deferred taxes and the changes in net operating losses between the two years.

The Company identified a technical tax issue related to the income tax treatment, for financial reporting purposes, regarding the exempt status of one of the Company’s subsidiaries.  In connection with the Company’s conversion from an electric cooperative to an investor owned utility, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as exempt for both financial and tax reporting purposes.  Recently, in connection with an unrelated project, the tax structure of the subsidiary was reviewed and issues arose concerning its exempt status.  Because of the complex nature of the issue, the Company is seeking guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company had generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  The use of the net operating losses, earlier than expected, may result in taxes payable that are greater than originally disclosed.

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

•                  Working capital of $8,527,000; and

•                  Long-term indebtedness of $134,032,000, net of current portion.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures which are recovered in subsequent and future periods through rates.  Capital necessary to meet these cash requirements is now derived primarily from internally generated funds.

Included in the $8,527,000 of working capital above, the Company has a $3.4 million income tax receivable.  $1.9 million of this receivable represents current year income tax overpayments, and $1.4 million represents income taxes to be recovered through the carry back to prior years of the Company’s current year net operating loss.  The Company should receive the $3.4 million federal income tax receivable during 2005.

The Company’s identification of a technical tax issue related to the income tax treatment, for financial reporting purposes, regarding the tax exempt status of one of the Company’s subsidiaries has resulted in additional income tax expense.  This will not require an immediate cash outlay because it affects deferred taxes payable.  The Company had generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  The use of the net operating losses earlier than expected may also result in increased taxes payable and a comparable decrease in earnings in future periods to the extent of the unavailable net operating losses.

Through 2001, one of the Company’s primary sources of capital and liquidity had been borrowings from the Company’s primary lender, National Rural Utilities Cooperative Finance Corporation (“CFC”). These borrowings are collateralized by substantially all of the Company’s utility distribution assets. The existing long-term debt consists of a series of loans from CFC that impose various restrictive covenants, including the prohibition of additional secured indebtedness, or the guaranty of such, and requires the maintenance of a 1.35 debt service coverage ratio as defined in the CFC loan agreements. In addition, the Company may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its customers if the ratio of equity to total assets is less than a stated percentage. At December 31, 2004, the Company was in compliance with its CFC loan agreements and the applicable covenants.   See Note 12 to the consolidated financial statements for a discussion of CFC’s waivers related to the prior conversion from a cooperative to a stock holder owned corporation.

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

When the Company and the Cap Rock Energy Shareholders’ Trust entered into a Voting Agreement in December 2004, the Company recorded a long term liability based on fair value of $129,000 and a corresponding expense.  This was for consideration whereby the shares held by the Trust will be voted by the Trustees but as directed by the Company for as long as the shares are held in the Trust.  This liability will be paid out as the owners of the shares are located and the shares are issued to the owner or their heirs.  Therefore, this liability will be paid over future years, and is not expected to require a material amount of cash in any one year.  See Note 22 to the consolidated financial statements.

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

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”).   FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Act and requires certain disclosures pending determination as to whether the sponsor’s postretirement health care plan reasonably expect to qualify for beneficial treatment under the Act.  The Company qualifies for the subsidy, which approximates $34,000 for the year ended December 31, 2004.  See Note 16.

ITEM 8.  Financial Statements and Supplementary Data

The consolidated financial statements are set forth on pages F-1 through F-36 of this Form 10-K/A.

ITEM 9(a).          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  All internal control systems are designed based in part upon certain assumptions about the likelihood of future events, and, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and may not prevent or detect all misstatements.

During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, (the “Evaluation Date”), had concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were effective.

Restatement of Previously Issued Consolidated Financial Statements.  Subsequent to the Evaluation Date, it was determined that certain tax positions maintained by the Company through its conversion from an electric cooperative to an investor owned utility, might not be correct.   In connection with that change in corporate status, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as tax exempt for both financial and tax reporting purposes.  Recently, in connection with an unrelated project, the tax structure of the subsidiary was reviewed and issues arose concerning its exempt status.  Because of the complex nature of the issue, the Company is seeking guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded, after consultation with its independent accountants, that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company had generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  The use of the net operating losses, earlier than expected, may result in taxes payable that are greater than originally disclosed.

After reviewing the circumstances leading to the issue discussed above, it has been determined that there was a material weakness in the Company’s internal controls over financial reporting.  The weakness concerned reliance on the opinions of the Company’s outside professionals, and controls surrounding procedures associated with issues and positions proposed by outside professional consultants that are adopted by the Company.   The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures over financial reporting were not effective at December 31, 2004, to enable the Company to record, process, summarize and report information required to be included in the Company’s SEC filings within the required time period, and to ensure that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2004, that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the identification of the tax matter discussed above, Management determined that it would implement additional procedures for evaluating issues and positions proposed by independent professional consultants that are adopted by the Company.  These procedures include formalizing the process for adoption of any outside professional opinion; if a question arises as to the position taken, notification to executive management and the Audit Committee; and seeking further professional opinions and/or guidance.  The Company’s management has implemented these additional controls surrounding procedures associated with issues and positions proposed by outside professional consultants that are adopted by the Company, and believe that the controls now in place are adequate to assure that similar errors will not recur.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

Financial Statements

For a list of the consolidated financial statements filed as part of this Form 10-K/A, see the Index to Consolidated Financial Statements on page F-1.

Financial Statement Schedule

The following financial statement schedule is included in Item 14: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

Exhibits

Exhibit No.	Item

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing Form 10K/A and authorizes this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, Texas, on October 3, 2005.

CAP ROCK ENERGY CORPORATION

By:
/s/ DAVID W. PRUITT
David W. Pruitt
Co-Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. PRUITT	Director, Co-Chairman of the Board,	October 3, 2005
David W. Pruitt	Chief Executive Officer
(Principal Executive Officer)

/s/ CELIA B. PAGE	Vice President, Chief Accounting Officer,	October 3, 2005
Celia B. Page	Assistant Secretary/Treasurer and Controller (Principal Financial and Principal Accounting Officer)

/s/ WILLIAM L. WEST	Director, President	October 3, 2005
William L. West

/s/ RUSSELL E. JONES	Director, Co-Chairman of the Board	October 3, 2005
Russell E. Jones

/s/ S. D. BUCHANAN	Director	October 3, 2005
S. D. Buchanan

/s/ FLOYD L. RITCHEY	Director	October 3, 2005
Floyd L. Ritchey

/s/ MICHAEL D. SCHAFFNER	Director	October 3, 2005
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

We have audited the accompanying consolidated balance sheets of Cap Rock Energy Corporation and subsidiaries (the Company) as of December 31, 2004 (restated) and 2003, and the related consolidated statements of operations, statement of equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.   These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cap Rock Energy Corporation and subsidiaries as of December 31, 2004 (restated) and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted account principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, statement of equity, and cash flows for the year ended December 31, 2004, have been restated.

KPMG LLP

Midland, Texas
March 25, 2005, except as to
Note 2 which is as of September 30, 2005

CAP ROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
	(Restated)
	(Thousands of dollars except shares and per share amounts)
Operating Revenues:
Electric revenues	$81,149	$81,402	$73,335
Other	1,475	1,442	1,302
Total operating revenues	82,624	82,844	74,637

Operating Expenses:
Purchased power	36,958	36,578	36,433
Disallowed power costs	3,074	—	—
Operations and maintenance	10,331	10,135	7,327
General and administrative	7,518	4,639	7,144
Stock compensation	4,925	2,133	—
Depreciation and amortization	7,416	6,719	5,834
Property taxes	1,925	1,345	1,367
Other	258	326	202
Total operating expenses	72,405	61,875	58,307

Operating Income	10,219	20,969	16,330

Other Income (Expense):
Allocation of income from associated organizations	540	530	478
Interest expense, net of capitalized interest	(7,983)	(8,047)	(7,403)
Interest and other income	646	795	1,027
Impairment of Lamar combination costs (Note 5)	—	—	(1,357)
Loss on sale of MAP stock	—	(1,056)	—
Equity earnings in MAP (Note 8)	—	144	115
Stockholders’ Trust	(129)	—	—
Total other income (expense)	(6,926)	(7,634)	(7,140)

Income (loss) before income taxes	3,293	13,335	9,190

Income tax expense (benefit):
Current	(1,507)	2,137	414
Deferred	1,275	—	—
Total income tax expense (benefit)	(232)	2,137	414

Net income	$3,525	$11,198	$8,776

Net income per common share:
Basic	$2.28	$7.69	$6.74
Diluted	$2.21	$7.41	$6.74

Weighted average number of shares outstanding:
Basic	1,546,271	1,455,443	1,302,355
Diluted	1,596,796	1,510,741	1,302,355

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2004	2003
	(Restated)
	(Thousands of dollars)
ASSETS
Current Assets:
Cash	$20,968	$12,170
Restricted cash investment	—	14,169
Accounts receivable:
Electric sales, net	7,313	8,500
Other	457	371
Current notes receivable (Notes 8 and 14)	—	1,250
Other current assets (Note 7)	5,431	1,587
Total current assets	34,169	38,047

Utility plant, net (Note 9)	149,361	152,162
Investments and notes receivable (Note 8)	11,004	10,045
Nonutility property, net (Note 10)	1,227	1,545
Regulatory and other assets (Note 11)	3,926	1,190
Total Assets	$199,687	$202,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$10,005	$4,654
Short-term note payable	—	14,169
Accounts payable:
Purchased power	3,823	2,798
Other	3,603	2,679
Purchased power cost subject to refund	4,376	203
Accrued and other current liabilities (Note 15)	3,202	3,902
Current income tax payable (Note 24)	633	562
Total current liabilities	25,642	28,967

Long-Term Debt, Net of Current Portion:
Mortgage notes (Note 12)	133,873	143,188
Note payable and other capital leases (Notes 13 and 14)	159	184
Total long-term debt	134,032	143,372

Deferred Credits (Note 17)	6,569	3,677

Stockholders’ Equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,733,835 shares issued and 1,617,640 shares outstanding at December 31, 2004 and 1,650,395 issued and 1,567,725 outstanding at December 31, 2003	17	17
Paid in capital	11,683	7,815
Retained earnings	23,499	19,974
Less Treasury stock of 116,195 and 82,670 shares atDecember 31, 2004 and 2003, respectively	(1,755)	(833)
Total stockholders’ equity	33,444	26,973
Total Liabilities and Stockholders’ Equity	$199,687	$202,989

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	(Thousands of dollars except number of shares)
	Successor					Predecessor
							Patronage Capital	Total
					Total	Other	Obligated to be	Margins
	Common Stock		Paid in	Retained	Stockholders’	Equities and	converted to	and
	# shares	Value	Capital	Earnings	Equity	Margins	Shareholder Equity	Equities
Balance, December 31, 2001						$(4,718)	$12,390	$7,672
Issuance of the Company’s common stock to the Cooperative in	1,302,355	$13	$(13)	$—	$—
exchange for its net assets and liabilities			(4,718)		(4,718)	4,718		4,718
Conversion costs			(1,685)		(1,685)
Distribution by the Cooperative of shares of the Company’s common stock to the Cooperative’s members			12,390		12,390		(12,390)	(12,390)
Payments to former Cooperative members for fractional shares and other redemption equity			(25)		(25)
Net income				8,776	8,776
Balance, December 31, 2002	1,302,355	13	5,949	8,776	14,738	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

	(Thousands of dollars except number of shares)
	Successor
							Total
	Common Stock		Paid in	Retained	Treasury Stock		Stockholders’
	# shares	Value	Capital	Earnings	# of Shares	Value	Equity

Balance, December 31, 2002	1,302,355	13	5,949	8,776			14,738
Repurchase of shares through tender offer					(82,140)	(821)	(821)
Stock awarded through Stock Incentive Plan, net of shares withheld for taxes and amortization of deferred compensation	348,940	4	1,902				1,898
Unvested shares forfeited	(900)		(17)				(9)
Repurchase of common stock					(260)	(9)	(9)
Adjustment to original converson distribution			(19)		(270)	(3)	(22)
Net income				11,198			11,198
Balance, December 31, 2003	1,650,395	17	7,815	19,974	(82,670)	(833)	26,973

Stock awarded through Stock Incentive Plan, net of shares withheld for taxes and amortization of deferred compensation	81,050		3,894		(31,500)	(850)	3,027

Stock awarded through Stock for Compensation Plan	5,790		64				64

Unvested shares forfeited	(3,400)		(90)				(73)

Repurchase of common stock					(2,025)	(72)	(72)

Net income (Restated)				3,525			3,525
Balance, December 31, 2004 (Restated)	1,733,835	$17	$11,683	$23,499	(116,195)	$(1,755)	$33,444

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
	(Restated)
	(Thousands of dollars)
Cash Flows From Operating Activities:
Net income	$3,525	$11,198	$8,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,416	9,709	8,953
Amortization of debt issue costs	896	1,063	300
Noncash deferred compensation expense	3,804	2,020	—
Write off of investments in proposed acquisitions	—	—	1,357
Equity earnings in Map	—	(144)	(115)
Loss on equity method investment value	—	1,056	—
Change in:
Other assets/deferred credits	2,892	(1,756)	5,909
Accounts receivable	1,127	(3,811)	(921)
Income tax receivable	(3,353)	—	—
Purchased power cost subject to refund	4,173	3,704	(3,888)
Other current assets	(446)	(1,059)	(6,386)
Accounts payable and accrued expenses	1,314	1,284	(735)
Net cash provided by operating activities	21,348	23,264	13,250
Cash Flows From Investing Activities
Utility plant additions	(4,583)	(5,209)	(1,517)
Proceeds from liquidation of investments	913	1,511	1,043
Issuance of notes receivable	(1,586)	(1,250)	—
Collection of notes receivable	1,250	12,490	1,000
Net cash provided by (used in) investing activities	(4,006)	7,542	526
Cash Flows From Financing Activities:
Proceeds from other long-term debt and capital leases	113	14,169	534
Payments on mortgage notes	(3,966)	(3,704)	(3,034)
Payments on other long-term debt and capital leases	(136)	(30,246)	(6,387)
Payment of short-term note payable	(14,169)	—	—
Debt issuance costs	(3,632)	(1,208)	—
Restricted cash investment	14,169	(5,962)	—
Repurchase/acquisition of common stock	(923)	(852)	—
Retirement of former member equity	—	(732)	(488)
Net cash used in financing activities	(8,544)	(28,535)	(9,375)
Increase in Cash and Cash Equivalents:	8,798	2,271	4,401
Cash at beginning of year	12,170	9,899	5,498
Cash at end of year	$20,968	$12,170	$9,899
Noncash financing activities:
Deferred compensation related to stock awards	$471	$3,695	$—
Supplemental Cash Flow Information
Cash paid during the year for interest	$7,045	$6,640	$8,611
Cash paid during the year for income taxes	$1,450	$1,950	$—

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

	December 31,
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

During the rate case proceedings in the fall of 2004, the Company determined that power costs of $3,074,000 had been overcollected under the Company’s retail tariffs through the power cost recovery process.  A regulatory liability was recorded for this overcollection, and the over recovery was disclosed to the PUCT.  These monies are currently being returned to customers through power cost recovery refunds.  As of December 31, 2004, $480,000 had been returned to customers.   Legal issues regarding this over recovery and the method and timing of refunding it are being discussed with the PUCT Staff, and the ultimate outcome is unknown.  In addition, the Company believes rate case costs of $3,593,000 will be fully allowed, and this recovery will also offset the power cost recovery overcollection, making the payout to customers cash neutral, with no economic effect to the Company’s statement of operations.  However, this is also subject to PUCT approval.  See Note 23.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation.”  This new standard generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-

date fair value of the award and recognized in the financial statements over the period during which the employee is required to provide services in exchange for the award.  SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements.  SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date.  The Company changed its method of accounting from the intrinsic method per APB Opinion No. 25, to the fair value method per SFAS No. 148, effective January 1, 2003.  Therefore, SFAS No. 123R is not expected to have an impact on the Company’s consolidated financial statements.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”).   FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Act and requires certain disclosures pending determination as to whether the sponsor’s postretirement health care plan reasonably expect to qualify for beneficial treatment under the Act.  See Note 16 for quantification.

Other Comprehensive Income

There were no items of comprehensive income for any period presented.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the presentation adopted in the current period.

2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the Company’s conversion from an electric cooperative to an investor owned utility, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as exempt for both financial and tax reporting purposes.  Recently, in connection with an unrelated project, the tax structure of the subsidiary was reviewed and issues arose concerning its exempt status.  Because of the complex nature of the issue, the Company is seeking guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company had generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  The use of the net operating losses, earlier than expected, may result in taxes payable that are greater than originally disclosed.

Restated amounts as of and for the years ended December 31, 2004, 2003 and 2002, are as follows:

	As			As
	Reported	Adjustments		Restated
	(In thousands except per share amounts)

As of and for the year ended December 31, 2004:
Balance sheet:
Net deferred tax asset	$3,285	$(3,285)		$—
Valuation allowance for deferred tax asset	(3,285)	3,285		—
Current income tax payable	—	633		633
Net deferred tax liability	—	1,275		1,275
Statement of operations:
Income tax expense (benefit)	(2,140)	1,908		(232)
Net income	5,433	(1,908)		3,525
Net income per common share:
Basic	3.51	(1.23)		2.28
Diluted	3.40	(1.19)		2.21
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	1,617	1,275		2,892
Income tax receivable	(3,986)	633		(3,353)
Net cash flows used in investing activities	(4,006)	—		(4,006)
Net cash flows used in financing activities	(8,544)	—		(8,544)

As of and for the year ended December 31, 2003
Balance sheet:
Deferred tax asset	8,074	(2,834	)(a)	5,240
Valuation allowance for deferred tax asset	(8,074)	2,834	(a)	(5,240)

As of and for the year ended December 31, 2002
Balance sheet:
Deferred tax asset	9,717	(1,064)		8,653
Valuation allowance for deferred tax asset	(9,717)	1,064		(8,653)

(a) No net change to the statement of operations.

3.  CORPORATE CONVERSION

On October 20, 1998, the Cooperative’s members adopted a conversion plan to reorganize the Cooperative from a member owned electric cooperative to a shareholder owned business corporation.   In connection with the conversion plan, Cap Rock Energy Corporation was formed in December 1998 as a subsidiary of the Cooperative and substantially all of the Cooperative’s operational activities were transferred to Energy.  Energy registered shares of its common stock with the Securities and Exchange Commission as of February 8, 2002, and they were distributed to the Cooperative’s members and holders of equity accounts that chose that option. On March 14, 2002, the common stock of Energy was approved for listing on the American Stock Exchange. See Note 4 concerning the Company’s related repurchase offer.  The Cooperative was then dissolved in March 2004.

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

6.  EARNINGS PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31, 2004
	Income	Shares	Per Share
	(In Thousands)		(Restated)
	(Restated)
Basic earings per share:
Income from continuing operations available for common stock	$3,525	1,546,271	$2.28

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		50,525	(0.07)
Diluted earnings per share:	$3,525	1,596,796	$2.21

	YEAR ENDED DECEMBER 31, 2003
	Income	Shares	Per Share
	(In Thousands)
Basic earings per share:
Income from continuing operations available for common stock	$11,198	1,455,443	$7.69

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		55,298	(0.28)
Diluted earnings per share:	$11,198	1,510,741	$7.41

Both basic and diluted earnings per share for the year ended December 31, 2002, are not materially different.

7. OTHER CURRENT ASSETS

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

In March 2004, the Company signed an agreement with a shareholder of United Fuel and Energy Corporation (“United Fuel”) to sell its shares of stock in that company for a sales price of $1,300,000 in exchange for a note receivable.  The terms of the agreement provide:  (a) interest on the note receivable at 6% annum, (b) payment of $500,000 on the payment date plus accrued interest, (c) payment of the remaining principal balance in three equal annual installments plus accrued interest beginning one year after the payment date.  The payment date is defined as the sooner of 24 months from the date of the agreement or 60 days after United Fuel has completed certain capitalization arrangements.  Recognition of the gain of $940,000 has been deferred until principal payments have been received.  See Note 17.  All conditions required pursuant to the agreement have been satisfied, and the Company expects payment as scheduled in 2005.

The Company sold its limited partner interest in real estate partnerships in February 2004, to an unrelated third party in exchange for a note receivable of $286,000 due 2009, with interest at 4.5% per annum.  The note is collateralized by the partnership interests.  See Note 10.

9. UTILITY PLANT

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

Bank fees are costs of $210,000 incurred in connection with the conversion of the line of credit to a mortgage note.  Accumulated amortization at December 31, 2004 and 2003, is $76,000 and $30,000.  As of December 31, 2003, bank fees also included costs of $999,000 related to the refinancing of the transmission system with Beal Bank, S.S.B., with associated accumulated amortization of $333,000.  These costs were fully amortized and retired because the loan was effectively repaid in November 2004.  See also Notes 12 and 13.

Rate case costs are third party costs incurred to prepare the rate filing package, as well as the public hearing process.  These costs are regulatory assets because the amount and period over which the Company will be allowed to recover these costs will be mandated by the PUCT.  The PUCT is expected to rule on this matter in June 2005.  See Note 23.

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

In conjunction with the conversion from a member owned cooperative to a shareholder owned corporation, CFC waived the 20% equity to total assets ratio requirement as it concerned the conversion, consented to the distribution of cash and electric credits to former members, waived the 1.35 debt service coverage ratio requirement as it concerned the conversion, and notified the Company that all existing CFC indebtedness may remain in place with CFC after the conversion.

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

14.  NOTE PAYABLE AND OTHER CAPITAL LEASES

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

The Company has other miscellaneous capital leases for certain equipment used in operations, with such equipment included in utility plant on the balance sheet.  Future minimum lease payments are as follows (in thousands):

2005	$110
2006	57
2007	18
Total capital lease obligations	$185

15. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities at December 31, 2004 and 2003, consisted of the following (in thousands):

	December 31,
	2004	2003

Accrued taxes	$18	$18
Accrued interest	516	520
Accrued payroll and employee benefits (Note 16)	914	1,670
Regulatory liability	723	704
Customer deposits and prepayments	778	760
Accrued other	253	230
Total Accrued and Other Current Liabilities	$3,202	$3,902

16.  EMPLOYEE BENEFIT PLANS

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

Stock Incentive Plan

The Company has a Stock Incentive Plan, approved by the shareholders, that provides for the granting of awards of common stock, options to purchase common stock, both restricted and unrestricted, and certain related rights to eligible officers, employees and directors of the Company.  The plan will continue in effect until December 31, 2013.  The Stock Incentive Plan provides for a maximum of 800,000 shares of the Company’s common stock to be used for stock awards and the granting of options.  Shares of common stock used to satisfy such awards will be acquired by the Plan either through open market purchases or through the issuance of additional common stock.  For the years ended December 31, 2004, 2003 and 2002, the Company recorded compensation expense of $4,925,000, $2,133,000 and $30,000, respectively, in connection with the fair value of these awards of common stock, of which $934,000, $132,000 and $0, respectively, were in the form of shares withheld by the Company, in order to remit cash payments for employees’ payroll tax withholding.

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

Plan Assets

No return on plan assets was assumed in the calculation as the Company holds no specified plan assets.

Future Benefit Payments

The following table provides estimates of future benefit payments, which reflect expected future service, as applicable (in thousands):

2005	$849
2006	838
2007	855
2008	827
2009	776
2010-2014	4,019

17. DEFERRED CREDITS

Deferred credits at December 31, 2004 and 2003, consisted of the following (in thousands):

	DECEMBER 31,
	2004	2003
	(Restated)
Post retirement benefits (Note 16)	$4,078	$3,508
Deferred tax liability	1,275	—
Deferred gain on sale of United Fuel Stock (Note 8)	940	—
Stockholders’ Trust (Note 22)	129	—
Deferred executive compensation	36	44
Unclaimed member capital credits	55	67
Other	56	58
Total Deferred Credits	$6,569	$3,677

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

The book value of cash and cash equivalents approximated fair value because of the short maturity of those instruments. The carrying values of accounts receivable and account payable included in the accompanying consolidated balance sheets approximated market value at December 31, 2004 and 2003. As described in Note 12, the Company has both fixed rate and variable rate notes. The fair value of these mortgage notes is not able to be readily determined because there is no market for this type of debt.

19. MAJOR CUSTOMERS AND SUPPLIERS

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

On December 31, 2004, the Trust and the Company entered into a Voting Agreement whereby the shares that are currently held in the Trust will be voted by the Trustees but as directed by the Company for so long as the shares are held in the Trust, or by the State in the event the shares escheat.  As consideration, the Company will pay a 10% premium of the value of the shares as of December 30, 2004, to any owner of shares currently held in the Trust, at such time as the shares are issued to the legal owner or his or her heirs.  At December 31, 2004, a liability based on fair value of $129,000 was recorded, and is shown as a long term liability in Deferred credits on the consolidated balance sheet.  See Note 17.

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

The PUCT has not yet established the procedures and time lines for the Company to comply with the other provisions of the PURA regarding investor owned utilities, including offering customer choice for customer power requirements.  The Company anticipates that the PUCT will take relevant factors into consideration in establishing such procedures and time lines that are appropriate and such actions will not adversely affect the Company’s customers.

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

24.  INCOME TAXES (RESTATED)

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires the recognition of a liability or an asset, net of a valuation allowance, for the deferred tax consequence of all temporary differences between the tax basis and the reported amounts of assets and liabilities, and for the future benefit of operating loss carryforwards.

The Company identified a technical tax issue related to the income tax treatment, for financial reporting purposes, regarding the tax exempt status of one of the Company’s subsidiaries.  See Note 2 concerning restatement of previously issued financial statements.

The following is a reconciliation of expected income tax expense to actual expense as well as the reconciliation of the statutory tax rate to the effective rate for the years ended December 31, 2004 and 2003 (in thousands):

	2004		2003
	Dollars	Percentage	Dollars	Percentage
	(Restated)		(Restated)

Income tax expense at the statutory rate	$1,120	34.0%	$4,534	34.0%
State tax expense	190	5.8	258	1.9
Expired capital loss	2,540	77.1	—	—
Change in valuation allowance	(5,240)	(159.1)	(2,707)	(20.3)
Other	1,158	35.1	52	0.4
	$(232)	(7.1)%	$2,137	16.0%

The tax effects of significant temporary differences and carryforwards at December 31, 2004 and 2003, are as follows (in thousands):

	2004	2003
	(Restated)	(Restated)

Net deferred tax assets (liabilities):

Accrued expenses	$1,260	$1,007
Allowance for doubtful accounts	38	28
Net operating loss carryforwards	4,154	4,223
Stock compensation	1,320	751
Capital loss carryforwards	—	2,765
Total deferred tax assets	6,772	8,774

Property and equipment	(6,799)	(3,362)
Other	(1,248)	(172)
Total deferred tax liabilities	(8,047)	(3,534)

Valuation allowance	—	(5,240)
Net deferred tax asset (liability)	$(1,275)	$—

As of December 31, 2004, the Company has net operating loss carryforwards of approximately $12,218,000.  The net operating loss carryforwards are scheduled to expire in 2021 through 2024.

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

Business segment information as of and for the years ended December 31, 2004, 2003 and 2002, is as follows (in thousands):

TOTAL
Operating revenues
December 31, 2004	$82,624
December 31, 2003	82,844
December 31, 2002	74,637
Net income
December 31, 2004	3,525
December 31, 2003	11,198
December 31, 2002	8,776
Identifiable assets
December 31, 2004 (Restated)	199,687
December 31, 2003	202,989
December 31, 2002	211,294
Capital expenditures
December 31, 2004	4,583
December 31, 2003	5,209
December 31, 2002	1,517
Depreciation and amortization
December 31, 2004	7,416
December 31, 2003	6,719
December 31, 2002	5,834
Interest expense, net
December 31, 2004	7,983
December 31, 2003	8,047
December 31, 2002	7,403

26.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes results for each of the four quarters in the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)

Quarter ended March 31, 2004
Total revenues	$20,288	$—	$20,288
Operating income	4,241	—	4,241
Net income before income taxes	2,249	—	2,249
Income tax expense	187	287	474
Basic earnings per share	1.32	(0.19)	1.13
Diluted earnings per share	1.27	(0.18)	1.09

Quarter ended June 30, 2004
Total revenues	22,831	—	22,831
Operating income	5,966	—	5,966
Net income before income taxes	4,026	—	4,026
Income tax expense	997	14	1,011
Basic earnings per share	1.94	(0.01)	1.93
Diluted earnings per share	1.87	(0.01)	1.86

Quarter ended September 30, 2004
Total revenues	22,351	—	22,351
Operating income	1,614	—	1,614
Net income before income taxes	190	—	190
Income tax expense (benefit)	(658)	826	168
Basic earnings per share	0.56	(0.55)	0.01
Diluted earnings per share	0.54	(0.53)	0.01

Quarter ended December 31, 2004
Total revenues	17,154	—	17,154
Operating income (loss)	(1,602)	—	(1,602)
Net income (loss) before income taxes	(3,172)	—	(3,172)
Income tax expense (benefit)	(2,666)	781	(1,885)
Basic earnings (loss) per share	(0.90)	0.06	(0.84)
Diluted earnings (loss) per share	(0.87)	0.03	(0.84)

	QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Period ended December 2003
Total revenues	$22,344	$19,243	$23,343	$17,914
Operating income	5,457	4,897	6,936	3,679
Net income before income taxes	3,760	3,283	4,718	1,574
Income tax expense	699	678	80	680
Basic earnings per share	2.35	2.00	2.96	.57
Diluted earnings per share	2.25	1.92	2.86	.55

See Note 2 for a discussion of the adjustments related to the restatement.