Form 10-Q/A
period 2005-03-31
CAP ROCK ENERGY CORP
filed 2005-10-05
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

As of March 31, 2005, the Registrant had 1,615,799 shares of its $.01 par value common stock outstanding.

Cap Rock Energy Corporation

Form 10-Q/A

Explanatory Note

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, which was originally filed on May 20, 2005 (“Original Form 10-Q”).  Accordingly, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2 and 4 of Part I, and Item 6 of Part II, as well as certain currently dated certifications.  Unaffected items have not been repeated in this Amendment No. 1.

On August 24, 2005, the Audit Committee of the Company concluded that the Company would make certain amended filings because the Company had identified a technical tax issue related to the tax exempt status of one of the Company’s subsidiaries.  The issue relates to the income tax treatment of the subsidiary for financial reporting purposes.  The Company is restating its consolidated financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company has generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  Therefore, the use of the net operating losses earlier than expected may result in taxes payable that are greater than originally disclosed.  Because of the complex nature of the issue, the Company is in the process of requesting guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  See Notes 2 and 5 to the accompanying consolidated financial statements for a discussion of the adjustments.

Restated amounts as of and for the period ended December 31, 2004, March 31, 2005 and 2004, are as follows:

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

As of and for the year ended December 31, 2004:
Balance sheet:
Deferred tax asset	$3,285	$(3,285)	$—
Valuation allowance for deferred tax asset	(3,285)	3,285	—
Current income tax payable	—	633	633
Net deferred tax liability	—	1,275	1,275
Statement of operations:
Income tax expense (benefit)	(2,140)	1,908	(232)
Net income	5,433	(1,908)	3,525
Net income per common share:
Basic	3.51	(1.23)	2.28
Diluted	3.40	(1.19)	2.21
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	1,617	1,275	2,892
Income tax receivable	(3,986)	633	(3,353)
Net cash flows used in investing activities	(4,006)	—	(4,006)
Net cash flows used in financing activities	(8,544)	—	(8,544)

As of and for the three months ended March 31, 2004
Balance sheet:
Deferred tax asset	8,166	148	8,314
Valuation allowance for deferred tax asset	(8,166)	—	(8,166)
Current income tax payable	749	435	1,184
Statement of operations:
Income tax expense (benefit)	187	287	474
Net income	2,062	(287)	1,775
Net income per common share:
Basic	1.32	(0.19)	1.13
Diluted	1.27	(0.18)	1.09
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	541	(149)	392
Accounts payable and accrued expenses	757	436	1,193
Net cash flows used in investing activities	(2,035)	—	(2,035)
Net cash flows used in financing activities	(836)	—	(836)

As of and for the three months ended March 31, 2005
Balance sheet:
Deferred tax asset	3,667	(3,667)	—
Valuation allowance for deferred tax asset	(3,667)	3,667	—
Current income tax payable	—	697	697
Net deferred tax liability	—	1,357	1,357
Statement of operations:
Income tax expense (benefit)	—	146	146
Net income	234	(146)	88
Net income per common share:
Basic	0.14	(0.09)	0.05
Diluted	0.14	0.09	0.05
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	213	82	295
Accounts payable and accrued expenses	(1,774)	64	(1,710)
Net cash flows used in investing activities	(847)	—	(847)
Net cash flows used in financing activities	(7,282)	—	(7,282)

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, which was filed May 20, 2005.  Certain other items have been revised or added in response to comments from the Securities and Exchange Commission.

CAP ROCK ENERGY CORPORATION

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

Three Months Ended March 31, 2005 and 2004

(In thousands, except per share amounts)

(Unaudited)

	2005	2004
	(Restated)	(Restated)
Operating revenues:
Electric sales	$18,116	$19,920
Other	204	368
Total operating revenues	18,320	20,288

Operating expenses:
Purchased power	8,524	8,903
Operations and maintenance	2,613	2,665
General and administrative	2,235	1,148
Stock compensation	610	861
Depreciation and amortization	1,968	1,644
Property taxes	481	787
Other	99	39
Total operating expenses	16,530	16,047

Operating income	1,790	4,241

Other income (expense):
Interest expense, net of capitalized interest	(1,627)	(2,102)
Interest and other income	71	110
Total other expense	(1,556)	(1,992)

Net income before income taxes	234	2,249

Income tax expense (benefit):
Current	64	622
Deferred	82	(148)
Total income tax expense (benefit)	146	474

Net income	$88	$1,775

Net income per common share:
Basic	$0.05	$1.13
Diluted	$0.05	$1.09

Weighted average number of common shares oustanding:
Basic	1,617,546	1,567,725
Diluted	1,668,071	1,624,040

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
	(unaudited)
ASSETS
Current assets:
Cash	$13,714	$20,968
Accounts receivable:
Electric sales, net	6,667	7,313
Other	459	457
Other current assets	5,591	5,431
Total current assets	26,431	34,169

Utility plant, net	148,308	149,361
Investments and notes receivable	10,943	11,004
Nonutility property, net	1,220	1,227
Regulatory and other assets	4,010	3,926
Total Assets	$190,912	$199,687
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$3,414	$10,005
Accounts payable:
Purchased power	3,666	3,823
Other	1,398	3,603
Purchased power subject to refund	3,722	4,376
Accrued, other and regulatory liabilities	3,790	3,202
Current income tax payable	697	633
Total current liabilities	16,687	25,642

Long-term debt, net of current portion:
Mortgage notes	133,199	133,873
Note payable and other capital leases	150	159
Total long-term debt	133,349	134,032
Deferred credits	6,959	6,569
Stockholders’ equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,732,275 shares issued and 1,615,799 shares outstanding at March 31, 2005; 1,733,835 shares issued and 1,617,640 shares outstanding at December 31, 2004	17	17
Paid in capital	12,076	11,683
Retained earnings	23,587	23,499
Less Treasury stock of 116,476 and 116,195 shares, respectively at March 31, 2005, and December 31, 2004	(1,763)	(1,755)
Total stockholders’ equity	33,917	33,444
Total Liabilities and Stockholders’ Equity	$190,912	$199,687

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$88	$1,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,968	1,644
Amortization of debt issue costs	11	247
Noncash stock compensation	393	850
Changes in:
Other assets/deferred credits	295	392
Accounts receivable	644	477
Purchased power cost subject to refund/recovery	(654)	692
Other current assets	(160)	95
Accounts payable and accrued expenses	(1,710)	1,193
Net cash provided by operating activities	875	7,365
Cash Flows From Investing Activities:
Utility plant additions, net	(908)	(1,393)
Changes to nonutility investments	61	(642)
Net cash used in investing activities	(847)	(2,035)
Cash Flows From Financing Activities:
Payments on mortgage notes	(7,242)	(909)
Payments on other long-term debt and capital leases	(32)	(40)
Proceeds from capital leases	—	122
Repurchase/acquisition of common stock	(8)	(9)
Net cash used in financing activities	(7,282)	(836)
Increase (Decrease) In Cash and Cash Equivalents	(7,254)	4,494
Cash and Cash Equivalents:
Beginning of period	20,968	12,170
End of period	$13,714	$16,664
Supplemental Cash Flow Information:
Cash paid during the period for interest	$1,575	$1,972

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the “Company”) and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2005 and 2004, and its consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004.  The consolidated results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, Forms 10-K/A and the quarterly reports on  Form 10-Q.

2.             Restatement of Previously Issued Financial Statements

In connection with the Company’s conversion from an electric cooperative to an investor owned utility, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as exempt for both financial and tax reporting purposes.  Recently, in connection with an unrelated project, the tax structure of the subsidiary was reviewed and issues arose concerning its exempt status.  Because of the complex nature of the issue, the Company is seeking guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004, and its Quarterly Report on Form 10-Q for the period ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company had generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  The use of the net operating losses, earlier than expected, may result in taxes payable that are greater than originally disclosed.

Restated  amounts as of and for the period ended December 31, 2004, March 31, 2005 and 2004, are as follows:

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

As of and for the year ended December 31, 2004:
Balance sheet:
Deferred tax asset	$3,285	$(3,285)	$—
Valuation allowance for deferred tax asset	(3,285)	3,285	—
Current income tax payable	—	633	633
Net deferred tax liability	—	1,275	1,275
Statement of operations:
Income tax expense (benefit)	(2,140)	1,908	(232)
Net income	5,433	(1,908)	3,525
Net income per common share:
Basic	3.51	(1.23)	2.28
Diluted	3.40	(1.19)	2.21
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	1,617	1,275	2,892
Income tax receivable	(3,986)	633	(3,353)
Net cash flows used in investing activities	(4,006)	—	(4,006)
Net cash flows used in financing activities	(8,544)	—	(8,544)

As of and for the three months ended March 31, 2004
Balance sheet:
Deferred tax asset	8,166	148	8,314
Valuation allowance for deferred tax asset	(8,166)	—	(8,166)
Current income tax payable	749	435	1,184
Statement of operations:
Income tax expense (benefit)	187	287	474
Net income	2,062	(287)	1,775
Net income per common share:
Basic	1.32	(0.19)	1.13
Diluted	1.27	(0.18)	1.09
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	541	(149)	392
Accounts payable and accrued expenses	757	436	1,193
Net cash flows used in investing activities	(2,035)	—	(2,035)
Net cash flows used in financing activities	(836)	—	(836)

As of and for the three months ended March 31, 2005
Balance sheet:
Deferred tax asset	3,667	(3,667)	—
Valuation allowance for deferred tax asset	(3,667)	3,667	—
Current income tax payable	—	697	697
Net deferred tax liability	—	1,357	1,357
Statement of operations:
Income tax expense (benefit)	—	146	146
Net income	234	(146)	88
Net income per common share:
Basic	0.14	(0.09)	0.05
Diluted	0.14	(0.09)	0.05
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	213	82	295
Accounts payable and accrued expenses	(1,774)	64	(1,710)
Net cash flows used in investing activities	(847)	—	(847)
Net cash flows used in financing activities	(7,282)	—	(7,282)

3.             Basic and Diluted Weighted Average Number of Shares Outstanding

The table below shows the reconciliation between the basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	2005
	Income
	(In Thousands)	Shares	Per Share
	(Restated)		(Restated)
Basic earings per share:
Income from continuing operations available for common stock	$88	1,617,546	$0.05

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		50,525

Diluted earnings per share:	$88	1,668,071	$0.05

	2004
	Income
	(In Thousands)	Shares	Per Share
	(Restated)		(Restated)
Basic earings per share:
Income from continuing operations available for common stock	$1,775	1,567,725	$1.13

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		56,315	(0.04)

Diluted earnings per share:	$1,775	1,624,040	$1.09

4.             Regulatory Assets and Liabilities

The significant regulatory assets and liabilities are as follow (in thousands):

	March 31,	December 31,
	2005	2004

Assets:
Rate case costs	$3,689	$3,593

Liabilities:
Purchased power subject to refund	3,722	4,373
Excess recovery of costs related to the transfer of the Certificate of Convenience and Necessity	723	723

The PUCT will allow the Company to recover certain rate case costs over a period also mandated by the PUCT.  Any costs not allowed for recovery will be expensed immediately.  A decision from the PUCT concerning the amount and period of recovery is expected in June 2005.  See Note 7.

Regulatory liabilities are expected to be fully refunded to customers in 2005.

5.             Income Taxes (Restated)

The Company identified a technical tax issue related to the income tax treatment for financial reporting purposes regarding the tax exempt status of one of the Company’s subsidiaries.  In connection with the Company’s conversion from an electric cooperative to an investor owned utility, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as exempt for both financial and tax reporting purposes.  Recently, in connection with an unrelated project, the tax structure of the subsidiary was reviewed and issues arose concerning its tax exempt status.  Because of the complex nature of the issue, the Company is seeking guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004, and its Quarterly Report on Form 10-Q for the period ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company had generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  The use of the net operating losses, earlier than expected, may result in taxes payable that are greater than originally disclosed.

The following is a reconciliation of expected income tax expense to actual expense as well as the reconciliation of the statutory tax rate to the effective rate for the quarters ended March 31, 2005 and 2004 (in thousands):

	2005		2004
	Dollars	Percentage	Dollars	Percentage
	(Restated)		(Restated)
Income tax expense at the statutory rate	$80	34%	$765	34%
State tax expense	42	18	75	3
Change in valuation allowance	—	—	(606)	(27)
Other	24	10	240	11
	$146	62%	$474	21%

As of March 31, 2005, the Company has net operating loss carryforwards of approximately $11.6 million, which are scheduled to expire in 2011 through 2024.

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

6.             New Accounting Standards

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

7.             Contingencies

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

8.             Postretirement Benefits

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

9.             Subsequent Events

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

Restatement

On August 24, 2005, the Audit Committee of the Company concluded that the Company would amend the quarterly report on Form 10-Q for the period ended March 31, 2005, because of a technical tax issue related to the tax exempt status of one of the Company’s subsidiaries.   The Company is restating its consolidated financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.  See Notes 2 and 5 to the accompanying consolidated financial statements for a discussion of the adjustments.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s annual Form 10-K  and 10-K/A for the year ended December 31, 2004, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following are deliveries of power for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(mWh)

Residential	65,517	63,783
Large commercial	58,824	55,767
Small commercial	48,592	48,085
Irrigation	1,815	5,267
Other	15	12
Farmersville contract	5,844	5,704
	180,607	178,618

Results of Operations

	Three Months Ended
	March 31,
	2005	2004
	(Thousands of dollars)

Operating Revenues:
Electric	$18,116	$19,920
Other	204	368
Total operating revenues	$18,320	$20,288

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

	Three Months Ended
	March 31,
	2005	2004
	(Thousands of dollars)
Operating Expenses:
Purchased power	$8,524	$8,903
Operations and maintenance	2,613	2,665
General and administrative	2,235	1,148
Stock compensation	610	861
Depreciation and amortization	1,968	1,644
Property Taxes	481	787
Other	99	39
Total operating expenses	$16,530	$16,047

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

Factors affecting operations and maintenance expenses are certain weather conditions such as high winds, ice storms and lightning, which cause damage to electric lines and interrupt service.  Operations and maintenance expense decreased $52,000 for the comparative three month periods because these activities have remained relatively static.

General and administrative expenses increased by $1,087,000 for the comparative three month periods between 2005 and 2004, because of the following:

•                  Increased costs in 2005 of $367,000 related to IT support and outsourced IT functions;

•                  Increased expenditures for salaries and related expenses of $144,000;

•                  Increased costs of $74,000 associated with public relations;

•                  Decreased overhead allocation from 2004 to 2005 of $290,000 resulted in higher costs remaining in general and administrative.

The Company expects general and administrative expenses to increase in the future because of compliance with PUCT rules and regulations, as well as the Sarbanes Oxley Act of 2002, which will require more resources and personnel.

Stock compensation decreased $251,000 because of the accelerated amortization method used for expensing of the awards.  In late April 2005, an award of stock was granted to employee and officers.  This award, of 134,098 shares, was immediately vested, and the fair value of the award of $3,060,000 was expensed, of which 115,178 shares were for officers, with a corresponding fair value of $2,628,000.  Expected noncash compensation expense by year for all awards is as follows:  2005 - $4,285,000; 2006 - $324,000; 2007 - $316,000, and 2008 - $108,000.

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
	(Thousands of dollars)
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

•                  Amortization in the 2004 period of the fees and costs incurred with respect to the Beal Bank loan caused a decrease in the 2005 period of $248,000.

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands of dollars)
Income Tax Expense:
Income tax expense	$146	$474

Income tax expense decreased $328,000 based upon the Company’s results of operations.

Liquidity and Capital Resources

As of March 31, 2005, the Company had:

•                  Cash and cash equivalents of $13,714,000;

•                  Working capital of $9,744,000; and,

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

Included in the $9,744,000 of working capital above, the Company has a $3.4 million income tax receivable.  Approximately $2 million of this receivable represents 2004 income tax overpayments, and $1.4 million represents income taxes to be recovered through the carryback to prior years of the Company’s 2004 net operating loss.  In April 2005, $2 million was received, and the balance of $1.4 million is expected to be received in 2005.

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

Deferred Taxes: The Company’s identification of a technical tax issue related to the income tax treatment, for financial reporting purposes, regarding the tax exempt status of one of the Company’s subsidiaries has resulted in additional income tax expense.  This will not require an immediate cash outlay because it affects deferred taxes payable.  The Company has generated net operating losses in earlier periods that would be used to offset the presumed taxable nature of the subsidiary.  The use of the net operating losses earlier than expected may also result in increased taxes payable and a comparable decrease in earnings in future periods to the extent of the unavailable net operating losses.

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

Item 4.  Controls and Procedures

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

During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, (the “Evaluation Date”), had concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were effective.

Restatement of Previously Issued Consolidated Financial Statements.  Subsequent to the Evaluation Date, it was determined that certain tax positions maintained by the Company through its conversion from an electric cooperative to an investor owned utility, might not be correct.   In connection with that change in corporate status, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as tax exempt for both financial and tax reporting purposes.  Recently, in connection with an unrelated project, the tax structure of the subsidiary was reviewed and issues arose concerning its exempt status.  Because of the complex nature of the issue, the Company is seeking guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded, after consultation with its independent accountants, that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004, and its Quarterly Report on Form 10-Q for the period ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company had generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  The use of the net operating losses, earlier than expected, may result in taxes payable that are greater than originally disclosed.

After reviewing the circumstances leading to the issue discussed above, it has been determined that there was a material weakness in the Company’s internal controls over financial reporting.  The weakness concerned reliance on the opinions of the Company’s outside professionals, and controls surrounding procedures associated with issues and positions proposed by outside professional consultants that are adopted by the Company.   The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures over financial reporting were not effective at March 31, 2005, to enable the Company to record, process, summarize and report information required to be included in the Company’s SEC filings within the required time period, and to ensure that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2005, that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

October 3, 2005
/s/ Celia B. Page
Celia B. Page
Vice-President, Chief Accounting Officer,
Assistant Secretary/Treasurer and Controller
(Principal Financial Officer)

Exhibit Number	Description of Document

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith