Form 10-Q
period 2005-06-30
CAP ROCK ENERGY CORP
filed 2005-10-05
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

Yes ☐ No ☒

As of June 30, 2005, the Registrant had 1,652,261 shares of its $.01 par value common stock outstanding.

CAP ROCK ENERGY CORPORATION

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Operating revenues:
Electric sales	$20,546	$22,560	$38,662	$42,480
Other	205	272	409	640
Total operating revenues	20,751	22,832	39,071	43,120

Operating expenses:
Purchased power	10,326	9,583	18,850	18,486
Operations and maintenance	2,996	2,115	5,609	4,780
General and administrative	2,555	1,832	4,790	2,980
Stock compensation	3,664	816	4,274	1,677
Depreciation and amortization	1,960	1,659	3,928	3,303
Property taxes	463	772	944	1,559
Other	111	89	210	128
Total operating expenses	22,075	16,866	38,605	32,913

Operating income (loss)	(1,324)	5,966	466	10,207

Other income (expense):
Interest expense, net of capitalized interest	(1,540)	(2,098)	(3,167)	(4,200)
Interest and other income	215	157	286	267
Total other expense	(1,325)	(1,941)	(2,881)	(3,933)

Net income (loss) before income taxes	(2,649)	4,025	(2,415)	6,274

Income tax expense (benefit):
Current	112	1,019	176	1,641
Deferred	(910)	(8)	(828)	(156)
Total income tax expense (benefit)	(798)	1,011	(652)	1,485

Net income (loss)	$(1,851)	$3,014	$(1,763)	$4,789

Net income (loss) per common share:
Basic	$(1.13)	$1.93	$(1.09)	$3.06
Diluted	$(1.13)	$1.86	$(1.09)	$2.95

Weighted average number of common shares oustanding:
Basic	1,636,065	1,563,062	1,616,601	1,564,898
Diluted	1,685,239	1,619,377	1,665,775	1,621,213

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)	(Restated)
ASSETS
Current assets:
Cash	$12,092	$20,968
Accounts receivable:
Electric sales, net	7,542	7,313
Other	296	457
Current portion of notes receivable	267	—
Other current assets	3,679	5,431
Total current assets	23,876	34,169

Utility plant, net	147,943	149,361
Investments and notes receivable	10,176	11,004
Nonutility property, net	1,213	1,227
Regulatory and other assets	4,180	3,926
Total Assets	$187,388	$199,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,423	$10,005
Accounts payable:
Purchased power	3,987	3,823
Other	1,806	3,603
Purchased power subject to refund	1,056	4,376
Accrued, other and regulatory liabilities	4,266	3,202
Income tax payable	808	633
Total current liabilities	15,346	25,642

Long-term debt, net of current portion:
Mortgage notes	132,346	133,873
Capital leases	137	159
Total long-term debt	132,483	134,032
Deferred credits	6,126	6,569
Stockholders’ equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,769,014 shares issued and 1,652,261 shares outstanding at June 30, 2005; 1,733,835 shares issued and 1,617,640 shares outstanding at December 31, 2004	17	17
Paid in capital	13,451	11,683
Retained earnings	21,736	23,499
Less Treasury stock of 116,753 and 116,195 shares, respectively at June 30, 2005, and December 31, 2004	(1,771)	(1,755)
Total stockholders’ equity	33,433	33,444
Total Liabilities and Stockholders’ Equity	$187,388	$199,687

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(1,763)	$4,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,928	3,303
Amortization of debt issue costs	23	495
Noncash stock compensation	1,698	1,558
Changes in:
Other assets/deferred credits	(720)	37
Accounts receivable	(68)	(1,310)
Purchased power cost subject to refund/recovery	(3,320)	(182)
Other current assets	1,752	(28)
Accounts payable and accrued expenses	(324)	5,928
Net cash provided by operating activities	1,206	14,590
Cash Flows From Investing Activities:
Utility plant additions, net	(2,496)	(2,315)
Collections on note receivable	500	—
Changes to nonutility investments	61	(639)
Net cash used in investing activities	(1,935)	(2,954)
Cash Flows From Financing Activities:
Payments on mortgage notes	(8,055)	(1,828)
Payments on capital leases	(76)	(64)
Proceeds from capital leases	—	113
Repurchase/acquisition of common stock	(16)	(62)
Net cash used in financing activities	(8,147)	(1,841)
Increase (Decrease) In Cash and Cash Equivalents	(8,876)	9,795
Cash and Cash Equivalents:
Beginning of period	20,968	12,170
End of period	$12,092	$21,965
Noncash financing activities:
Issuance of stock previously deferred	$70	$—
Supplemental Cash Flow Information:
Cash paid during the period for interest	$3,106	$3,803

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the “Company”) and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2005 and 2004, and its consolidated results of operations and cash flows for the three and six months ended June 30, 2005 and 2004.  The consolidated results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual reports on Form 10-K and 10-K/A and the quarterly reports on Form 10-Q and 10-Q/A.

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

Restated amounts as of and for the period ended December 31, 2004, and June 30, 2004 are as follows:

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

As of and for the year ended December 31, 2004:
Balance sheet:
Deferred tax asset	$3,285	$(3,285)	$—
Valuation allowance for deferred tax asset	(3,285)	3,285	—
Current income tax payable	—	633	633
Net deferred tax liability	—	1,275	1,275
Statement of operations:
Income tax expense (benefit)	(2,140)	1,908	(232)
Net income	5,433	(1,908)	3,525
Net income per common share:
Basic	3.51	(1.23)	2.28
Diluted	3.40	(1.19)	2.21
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	1,617	1,275	2,892
Income tax receivable	(3,986)	633	(3,353)
Net cash flows used in investing activities	(4,006)	—	(4,006)
Net cash flows used in financing activities	(8,544)	—	(8,544)

As of and for the six months ended June 30, 2004
Balance sheet:
Deferred tax asset	7,691	156	7,847
Valuation allowance for deferred tax asset	(7,691)	—	(7,691)
Current income tax payable	1,470	458	1,928
Statement of operations:
Income tax expense (benefit)	908	577	1,485
Net income	5,091	(302)	4,789
Net income per common share:
Basic	3.25	(0.19)	3.06
Diluted	3.14	(0.19)	2.95
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	193	(156)	37
Accounts payable and accrued expenses	5,470	458	5,928
Net cash flows used in investing activities	(2,954)	—	(2,954)
Net cash flows used in financing activities	(1,841)	—	(1,841)

3.                                      Basic and Diluted Weighted Average Number of Shares Outstanding

The table below shows the reconciliation between the basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months ended June 30,			Three Months ended June 30,
	2005			2004
	(Loss)			Income
	(In Thousands)	Shares	Per Share (a)	(In Thousands)	Shares	Per Share
				(Restated)		(Restated)
Basic earnings (loss) per share:
Income (loss) from continuing operations available for common stock	$(1,851)	1,636,065	$(1.13)	$3,014	1,563,062	$1.93

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		49,174			56,315	(0.07)

Diluted earnings (loss) per share:	$(1,851)	1,685,239	$(1.13)	$3,014	1,619,377	$1.86

	Six Months ended June 30,			Six Months ended June 30,
	2005			2004
	(Loss)			Income
	(In Thousands)	Shares	Per Share (a)	(In Thousands)	Shares	Per Share
				(Restated)		(Restated)
Basic earnings (loss) per share:
Income (loss) from continuing operations available for common stock	$(1,763)	1,616,601	$(1.09)	$4,789	1,564,898	$3.06

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		49,174			56,315	(0.11)

Diluted earnings (loss) per share:	$(1,763)	1,665,775	$(1.09)	$4,789	1,621,213	$2.95

(a)  Because of the loss position, the effect of the diluted securities is anti-dilutive, and therefore disregarded for purposes of diluted EPS.

4.                                      Regulatory Assets and Liabilities

The significant regulatory assets and liabilities are as follow (in thousands):

	June 30,	December 31,
	2005	2004

Assets:
Rate case costs	$3,870	$3,593

Liabilities:
Purchased power subject to refund	1,056	4,373
Excess recovery of costs related to the transfer of the Certificate of Convenience and Necessity	723	723

The Public Utility Commission of Texas (“the PUCT”) will allow the Company to recover certain rate case costs over a period also mandated by the PUCT.  Any costs not allowed for recovery will be expensed immediately.  A final decision from the PUCT concerning the amount and period of recovery is expected in August 2005.  See Note 7.

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

The following is a reconciliation of expected income tax expense to actual expense as well as the reconciliation of the statutory tax rate to the effective rate for the six months ended June 30, 2005 and 2004 (in thousands):

	2005		2004
	Dollars	Percentage	Dollars	Percentage
			(Restated)
Income tax expense at the statutory rate	$(821)	(34)%	$2,133	34%
State tax expense	116	5	150	2
Change in valuation allowance	—	—	(1,220)	(19)
Other	53	2	422	7
	$(652)	(27)%	$1,485	24%

As of June 30, 2005, the Company has net operating loss carryforwards of approximately $14.4 million, which are scheduled to expire in 2011 through 2025.

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

6.                                      New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation.”  This new standard generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which the employee is required to provide services in exchange for the award.  SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements.  SFAS No. 123R is effective as of the beginning of the first annual reporting period after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date.  The Company changed its method of accounting from the intrinsic method per APB Opinion No. 25, to the fair value method per SFAS No. 148, effective January 1, 2003.  Therefore, SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

7.                                      Contingencies

Because of a change in the Texas Public Utility Regulatory Act (“PURA”), as of September 1, 2003, the Company’s rates became subject to regulation and approval by the PUCT.   In accordance with this change in the PURA, the Company filed its tariffs for electric service on September 2, 2003.  The staff of the PUCT reviewed those tariffs and provided comments and proposed changes to bring the tariffs into compliance with PUCT rules and regulations.  Because the tariffs, when adopted, were not subject to PUCT regulation, some of the provisions did not comply with PUCT rules and regulations since that was not a requirement when the tariffs were adopted.  Now that the Company is subject to PUCT regulation, the Company made proposed amendments to its tariff as suggested by the PUCT staff.  The PUCT staff reviewed the proposed changes and recommended that the tariff be approved.  Prior to the Administrative Law Judge entering a ruling approving the tariff, with the proposed changes, several of the group of intervenors in the case were successful in obtaining a legislative request that the matter be referred to the State Office of Administrative Hearings (“SOAH”) for a hearing on the merits.  As a result, the matter was referred to SOAH and a hearing was scheduled for April 2005, and was to be limited to whether the tariffs filed by the Company are the actual tariffs that were properly approved by the Company’s Board of Directors, which was the Company’s previous regulatory authority.  Subsequently, the hearing was postponed, and expanded to include the issue of what tariffs were actually in effect on August 31, 2003.  A new hearing date has been set for August 22, 2005.  The Company believes the issue is moot because any current tariff will be superseded by the tariff that is ultimately approved by the PUCT in the rate case.  It is anticipated that a tariff will be approved in the rate case prior to a decision being issued in this proceeding and that tariff, as stated, would supersede the current tariff.

In October 2003, the PUCT initiated an inquiry to determine the reasonableness of the Company’s rates and ordered the Company to submit a rate filing package.  The Company prepared and filed a rate filing package that contained a request for a rate increase for some customer classes.    The Company initially requested a $6,333,000 overall annual after tax increase but due to adjustments made while preparing for the hearing on the merits in the case, that amount was adjusted downward to $5,021,000.  Hearings were held before the State Office of Administrative Hearings from October 5, 2004, through October 14, 2004.  During such hearings, the Company presented testimony and evidence in support of its requested rate increase.  Numerous intervening parties and the PUCT staff presented evidence and testimony in opposition to the rate increase and in support of a rate decrease.

A hearing was held in December 2004, to determine the amount of rate case costs that the PUCT will allow the Company to recover from its customers, as well as the period of recovery.  The Company believes all of its rate case costs are reasonable and necessary and should be recoverable.  Any amount not allowed for recovery will be expensed immediately.  As of June 30, 2005, $3,870,000 of third party costs had been incurred in connection with the rate case, and are shown on the balance sheet as a regulatory asset because they were deferred pending approval of recovery by the PUCT.

On March 17, 2005, the Administrative Law Judges (“ALJ’s”) issued a Proposal for Decision (“PFD”).  The PFD recommended a 7.49% rate decrease for Cap Rock.  This amounts to an annual revenue decrease of approximately five million dollars.  Several intervenors had sought rate decreases which were much larger than the recommendation of the ALJ’s.  The recommendation by the ALJ’s was considered by the PUCT at an open hearing on June 16, 2005.  The PUCT Commissioners disagreed with several items in the Proposal for

Decision issued on March 17, 2005, and ruled that many of the costs disallowed in the Proposal for Decision, be allowed.  A final order was signed on August 5, 2005, which contained a rate decrease of 2.012%.  The Company believes there are errors in the number running which was done by the PUCT staff, and that the rate decrease should be even less than is reflected in the order.  All parties may file motions for rehearing on any issues they believe are in error.  After those motions are ruled on, the parties may appeal to the district court in Travis County and then through the appellate courts.

The Company feels that its rates and its requested small rate increase were justified and that its evidence supported that.  Because the amount of the decrease that was ordered is relatively small, even though the Company feels that a small rate increase is justified, based on the current working capital position and the availability of other capital, Management feels the Company has adequate resources to meet its obligations.

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

The NOV’s also recommend that the Company pay fines and customer refunds in excess of $1.3 million.  These are the same claims that a small group of intervenors have been making in the Company’s PUCT tariff proceedings.  Once the PUCT ruled that these allegations should not be considered with the Company’s tariff filing, they were made in these enforcement actions.  The Company filed answers requesting a settlement conference with the PUCT staff and believed that the matters would be disposed of through that conference.  However, a resolution was not reached and in early November the Company and the PUCT staff requested a hearing with the State Office of Administrative Hearings.  A hearing was held on July 19, 2005.  The Company believes that it proved its case at the hearing and it feels strongly about its legal position on these issues. The Staff’s position is that the fines should continue to increase until the refunds and penalties are paid in order to prevent Cap Rock from benefiting from a delay in making such payments.  Under the Staff’s theory, the total amount of fines and refunds would continue to escalate until the final payments are made; therefore, the total amount of potential liability would not be known until payments are made. The Company believes it will ultimately prevail in this matter, although there is a strong likelihood that the matter will ultimately be decided in the appellate courts.  Since this issue has become a political issue, despite Cap Rock’s strong legal position, it is difficult to determine what the outcome of the case will ultimately be.

The PUCT has not yet established the procedures and time lines for the Company to comply with the other provisions of the PURA regarding investor owned utilities, including offering customer choice for customer power requirements.  The Company anticipates that the PUCT will take relevant factors into consideration in establishing such procedures and time lines that are appropriate and such actions will not adversely affect the

Company.

Discovery is ongoing in the litigation involving the Company and Lamar Electric Cooperative Association, Inc. (“Lamar”) which arose out of Lamar’s termination of the Combination Agreement between Lamar and the Company in October 2002 and the Management Services Agreement in November 2002.  Lamar filed suit against the Company in the 62nd District Court in Lamar County, Texas, seeking a declaratory judgment that it had a right to terminate both agreements without regard to payment of any kind to the Company.  The Company believes that Lamar’s stated reason for termination of the Combination Agreement does not fall within the specific allowable exceptions set forth in the agreement, and therefore the Company is seeking reimbursement of all costs and expenses incurred with regard to the attempted combination which amount to at least $1.4 million as well as a cancellation fee of $300,000 for liquidated damages as set out in the terms of the Management Services Agreement.  The Company is also seeking damages for the lost opportunity costs due to the failure to close the Lamar Combination Agreement.

In October 2004, the Company filed counterclaims against Lamar’s Board of Directors and two individual directors.  The Company also joined several third parties alleging fraud, civil conspiracy and tortuous interference with business relations.  Lamar has also amended its suit against the Company, adding claims for fraud and misrepresentation.  Discovery is ongoing with regard to the new claims and one of the new parties has requested that the case be transferred to Midland County.  The matter will most likely not go to trial until the first half of 2006.

8.                                      Postretirement Benefits

The Company provides continued major medical insurance coverage to retired employees and their dependents.  The components of net periodic benefit cost for the six months ended June 30, 2005 and 2004, are as follow (in thousands):

	2005	2004
Service cost	$108	$107
Interest cost	291	259
Amortization of experience loss	175	163
Net periodic benefit cost	$574	$529

In its financial statements as of December 31, 2004, the Company disclosed that it expected to contribute $849,000 to its postretirement healthcare plan for 2005.  As of June 30, 2005,  $159,000 of contributions have been made. The Company anticipates that it will make additional contributions of $690,000 in 2005.

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

9.                                    Subsequent Events

On June 14, 2005, the Company announced that William West will become Chief Executive Officer of the Company effective November 12, 2005, upon the resignation of David Pruitt.  Mr. Pruitt will remain a member of the Board of Directors and continue to serve as Co-Chairman of the Board.  The Board intends to enter into an agreement with Mr. Pruitt for consulting services to the Board and management.  The terms of such agreement have not yet been determined.

On September 22, 2005, the Company and NewCorp were served with a lawsuit that alleges failure to pay the former members of Cap Rock Electric Cooperative their share of unallocated patronage capital of New

Corp, at the time of the conversion.  The Company believes the suit is frivolous, the claims are barred by the applicable statute of limitations, and by laches and res judicata.

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

•                  Federal and state regulatory actions, and associated legal and administrative proceedings, especially as they relate to the oversight authority of the Public Utility Commission of Texas, could affect revenues, expenses and earnings and could cause a loss of customers through increased competition in the electric utility industry;

•                  Demands for electric power and the associated costs, including changes in the costs of power plant fuels such as natural gas and coal could cause purchased power cost to increase, which could in turn affect customers’ usage and our revenues;

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

Restatement

On August 24, 2005, the Audit Committee of the Company concluded that the Company would amend the Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the period ended March 31, 2005, because of a technical tax issue related to the tax exempt status of one of the Company’s subsidiaries.  The Company is restating its consolidated financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company has generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  Therefore the use of net operating losses earlier than expected may result in taxes payable that are greater than originally disclosed.  Because of the complex nature of the issue the Company is in the process of requesting guidance from the Internal Revenue Service regarding the taxable nature of the entity.  See Notes 2 and 5 to the accompanying consolidated financial statements for a discussion of the adjustments.

Restated amounts as of and for the period ended December 31, 2004, and June 30, 2004 are as follows:

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

As of and for the year ended December 31, 2004:
Balance sheet:
Deferred tax asset	$3,285	$(3,285)	$—
Valuation allowance for deferred tax asset	(3,285)	3,285	—
Current income tax payable	—	633	633
Net deferred tax liability	—	1,275	1,275
Statement of operations:
Income tax expense (benefit)	(2,140)	1,908	(232)
Net income	5,433	(1,908)	3,525
Net income per common share:
Basic	3.51	(1.23)	2.28
Diluted	3.40	(1.19)	2.21
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	1,617	1,275	2,892
Income tax receivable	(3,986)	633	(3,353)
Net cash flows used in investing activities	(4,006)	—	(4,006)
Net cash flows used in financing activities	(8,544)	—	(8,544)

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

As of and for the six months ended June 30, 2004
Balance sheet:
Deferred tax asset	$7,691	$156	$7,847
Valuation allowance for deferred tax asset	(7,691)	—	(7,691)
Current income tax payable	1,470	458	1,928
Statement of operations:
Income tax expense (benefit)	908	577	1,485
Net income	5,091	(302)	4,789
Net income per common share:
Basic	3.25	(0.19)	3.06
Diluted	3.14	(0.19)	2.95
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	193	(156)	37
Accounts payable and accrued expenses	5,470	458	5,928
Net cash flows used in investing activities	(2,954)	—	(2,954)
Net cash flows used in financing activities	(1,841)	—	(1,841)

Overview

Cap Rock Energy Corporation (“the Company”) is an electric distribution company operating in various non-contiguous areas in the State of Texas.  The Company purchases power from wholesale suppliers and distributes that power to its retail customers over transmission and distribution lines.  Effective September 1, 2003, Cap Rock Energy Corporation became subject to the oversight authority of the Public Utility Commission of Texas (“the PUCT”), and the rates and fees charged to customers by the Company are now subject to PUCT approval.  NewCorp Resources Electric Cooperative, Inc. (“NewCorp,”) a transmission affiliate of Cap Rock Energy Corporation, is subject to the oversight authority of the Federal Energy Regulatory Commission (“FERC”).

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s annual Form 10-K  and 10-K/A for the year ended December 31, 2004, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following are deliveries of power for the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30,
	2005	2004
	(mWh)

Residential	123,551	122,989
Large commercial	114,731	109,858
Small commercial	99,302	95,385
Irrigation	16,021	22,638
Other	27	27
Farmersville contract	12,985	12,666
	366,617	363,563

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Thousands of dollars)		(Thousands of dollars)
Operating Revenues:
Electric	$20,546	$22,560	$38,662	$42,480
Other	205	272	409	640
Total operating revenues	$20,751	$22,832	$39,071	$43,120

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

Electric revenues decreased by $2,014,000 and $3,818,000 respectively, for the three and six month periods for 2005 as compared to 2004.   This change is the result of the following major factors:

•                  A decrease of $2,179,000 and $3,501,000, respectively, in power cost recovery for the three and six month comparative periods;

•                  A decrease in wholesale sales and kWh sales of $84,000 and $221,000, respectively, for the three and six month comparative periods.

The decrease in power cost recovery is related to recovery of higher power costs in revenues in 2004 due to the rate making treatment of capital lease payments associated with the transmission system which were passed through to customers.

The decrease in other operating revenues of $67,000 and $231,000 for the comparative three and six month periods is mainly due to a decline in late fees billed to customers.  The Company modified its billing practices in order to be in compliance with PUCT rules.  See “Regulatory Matters” under Liquidity and Capital Resources below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of dollars)		(Thousands of dollars)
Operating Expenses:
Purchased power	$10,326	$9,583	$18,850	$18,486
Operations and maintenance	2,996	2,115	5,609	4,780
General and administrative	2,555	1,832	4,790	2,980
Stock compensation	3,664	816	4,274	1,677
Depreciation and amortization	1,960	1,659	3,928	3,303
Property Taxes	463	772	944	1,559
Other	111	89	210	128
Total operating expenses	$22,075	$16,866	$38,605	$32,913

Purchased power expense normally moves in relation to electric demand and consumption.  Contract terms with wholesale power suppliers provide for pricing based upon the price of fuel, demand and usage.  All costs of power are passed through to the Company’s retail customers.  Purchased power increased $743,000 and $364,000 for the three and six month comparative periods, which is primarily an increase in power costs.

Factors affecting operations and maintenance expenses are certain weather conditions such as high winds, ice storms and lightning, which cause damage to electric lines and interrupt service.  Operations and maintenance expense increased $881,000 and $829,000 for the comparative three and six month periods because of the following factors:

•                  Increased expenditures for salaries and related expenses of $379,000 and $514,000, respectively, for the three and six month comparative periods:

•                  Decreased overhead allocation of $229,000 and $230,000 for the respective three and six month periods resulting in higher costs remaining in operations and maintenance;

•                  Decreased expenditures of $243,000 and $687,000 for the three and six month comparative periods related to maintenance of substations and overhead distribution lines.

General and administrative expenses increased by $723,000 and $1,810,000 for the comparative three and six month periods of 2005 and 2004, because of the following:

•                  Increased costs in the six month periods of $412,000 related to IT support and outsourced IT functions;

•                  Increased expenditures for salaries and related expenses of $239,000 and $360,000, respectively for the three and six month periods;

•                  Increased costs of $119,000 and $204,000 respectively, for the three and six month periods, associated with public relations;

•                  Increased noncash cost of $113,000 and $134,000 related to the postretirement healthcare benefit obligations;

•                  Increased expenditures of $249,000 and $309,000 for the comparative three and six month periods related to legal, consulting and other professional services;

•                  Decreased overhead allocation from 2004 to 2005 six month periods of $245,000 resulted in higher costs remaining in general and administrative;

The Company expects general and administrative expenses to increase in the future because of compliance with PUCT rules and regulations, as well as the Sarbanes Oxley Act of 2002, which will require more resources and personnel.

In late April 2005, an award of stock was granted to employee and officers.  This award, of 134,098 shares, was immediately vested, and the fair value of the award of $3,060,000 was expensed, of which 115,178 shares were for officers, with a corresponding fair value of $2,628,000.  At June 30, 2005, unearned compensation is $964,000 and expected noncash compensation expense by year for all awards is as follows:  2005 - $4,285,000; 2006 - $324,000; 2007 - $316,000, and 2008 - $108,000.

Depreciation and amortization increased $301,000 and $625,000, respectively, for the comparative three and six month periods.  This is primarily because of the amortization in the 2005 period of the costs associated with implementation of the new fully integrated software application.  This amortization began in the third quarter of 2004.

Initially the Company had anticipated that property tax expense for 2004 would increase materially because of  appraisal methodologies used in the ad valorem valuation of investor owned utilities in Texas as compared to the Company’s former cooperative status.  Therefore, substantial increases were reflected in the 2004 periods.  When the actual property tax renditions were received at year-end, the respective taxing authorities had not materially modified their approach to valuation of the Company’s properties.  Therefore, the Company modified its estimate for 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of dollars)		(Thousands of dollars)
Other Income (Expenses)
Interest expense, net of capitalized interest	$(1,540)	$(2,098)	$(3,167)	$(4,200)
Interest and other income	215	157	286	267
Total other income (expense)	$(1,325)	$(1,941)	$(2,881)	$(3,933)

Interest expense for the comparative three and six month periods has decreased $558,000 and $1,033,000, respectively, which is the net effect of three components:

•                  Increase in interest expense related to mortgage debt of $88,000 and $252,000 for the comparative three and six month periods, because of an increase in interest rates;

•                  Extinguishment of the Beal Bank note in November 2004, caused a decrease in the 2005 comparative periods of $385,000 and $770,000, respectively;

•                  Amortization in the 2004 period of the fees and costs incurred with respect to the Beal Bank loan caused a decrease in the 2005 comparative periods of $248,000 and $495,000, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(Thousands of dollars)		(Thousands of dollars)
Income Tax Expense (Benefit):
Income tax expense (benefit)	$(798)	$1,011	$(652)	$1,485

Income tax expense decreased $1,809,000 and $2,137,000, respectively, for the three and six month comparative periods, based on the Company’s results of operations.

Liquidity and Capital Resources

As of June 30, 2005, the Company had:

•                  Cash and cash equivalents of $12,092,000;

•                  Working capital of $8,530,000; and,

•                  Long-term indebtedness of $132,483,000, net of current portion.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures which represents are recovered in subsequent and future periods through rates.  Capital necessary to meet these cash requirements is now derived primarily from operations.  As of June 30, 2005, the Company had accumulated a cash balance it believes is sufficient to meet its current and short-term anticipated obligations.

Cash and cash equivalents decreased $8,876,000 since December 31, 2004, primarily because of scheduled mortgage debt payments made in the first quarter of 2005, and the partial refunding to customers of overcollections of power costs.

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

Substantially all of the CFC mortgage notes are subject to interest rate repricing at the end of various periods, at the Company’s option.  Mortgage notes with CFC as of June 30, 2005, and the applicable interest rates are as follows:

Interest Rate		Repricing January	Amount (in thousands)
Fixed	4.85%	2006	$6,324
Fixed	5.15%	2007	63,423
Fixed	4.70%	2006	32,441
Fixed	4.50%	2007	5,898
Fixed	4.30%	—	27,611
Fixed	7.0%	—	1
	Total mortgage debt		$135,698

The weighted average interest rate at June 30, 2005, is 4.83%.

Regulatory Matters:   Because of a change in the Texas Public Utility Regulatory Act (“PURA”), as of September 1, 2003, the Company’s rates became subject to regulation and approval by the PUCT.   In accordance with this change in the PURA, the Company filed its tariffs for electric service on September 2, 2003.  The staff of the PUCT reviewed those tariffs and provided comments and proposed changes to bring the tariffs into compliance with PUCT rules and regulations.  Because the tariffs, when adopted, were not subject to PUCT regulation, some of the provisions did not comply with PUCT rules and regulations since that was not a requirement when the tariffs were adopted.  Now that the Company is subject to PUCT regulation, the Company made proposed amendments to its tariff as suggested by the PUCT staff.  The PUCT staff reviewed the proposed changes and recommended that the tariff be approved.  Prior to the Administrative Law Judge entering a ruling approving the tariff, with the proposed changes, several of the group of intervenors in the case were successful in obtaining a legislative request that the matter be referred to the State Office of Administrative Hearings (“SOAH”) for a hearing on the merits.  As a result, the matter was referred to SOAH and a hearing was scheduled for April 2005, and was to be limited to whether the tariffs filed by the Company are the actual tariffs that were properly approved by the Company’s Board of Directors, which was the Company’s previous regulatory authority.  Subsequently, the hearing was postponed, and expanded to include the issue of what tariffs were actually in effect on August 31, 2003.  A new hearing date has been set for August 22, 2005.  The Company believes the issue is moot because any current tariff will be superseded by the tariff that is ultimately approved by the PUCT in the rate case.  It is anticipated that a tariff will be approved in the rate case prior to a decision being issued in this proceeding and that tariff, as stated, would supersede the current tariff.

In October 2003, the PUCT initiated an inquiry to determine the reasonableness of the Company’s rates and ordered the Company to submit a rate filing package.  The Company prepared and filed a rate filing package that contained a request for a rate increase for some customer classes.      The Company initially requested a $6,333,000 overall annual after tax increase but due to adjustments made while preparing for the hearing on the merits in the case, that amount was adjusted downward to $5,021,000.  Hearings were held before the State Office of Administrative Hearings from October 5, 2004, through October 14, 2004.  During such hearings, the Company presented testimony and evidence in support of its requested rate increase.  Numerous intervening parties and the PUCT staff presented evidence and testimony in opposition to the rate increase and in support of a rate decrease.

A hearing was held in December 2004, to determine the amount of rate case costs that the PUCT will allow the Company to recover from its customers, as well as the period of recovery.  The Company believes all of its rate case costs are reasonable and necessary and should be recoverable.  Any amount not allowed for recovery will be expensed immediately.  As of June 30, 2005, $3,870,000 of third party costs had been incurred in connection with the rate case, and are shown on the balance sheet as a regulatory asset because they were deferred pending approval of recovery by the PUCT.

On March 17, 2005, the Administrative Law Judges (“ALJ’s”) issued a Proposal for Decision (“PFD”).  The PFD recommended a 7.49% rate decrease for Cap Rock.  This amounts to an annual revenue decrease of approximately five million dollars.  Several intervenors had sought rate decreases which were much larger than the recommendation of the ALJ’s.  The recommendation by the ALJ’s was considered by the PUCT at an open hearing on June 16, 2005.  The PUCT Commissioners disagreed with several items in the Proposal for Decision issued on March 17, 2005, and ruled that many of the costs disallowed in the Proposal for Decision, be allowed.  A final order was signed on August 5, 2005, which contained a rate decrease of 2.012%.  The Company believes there are errors in the number running which was done by the PUCT staff, and that the rate decrease should be even less than is reflected in the order.  All parties may file motions for rehearing on any issues they believe are in error.  After those motions are ruled on, the parties may appeal to the district court in Travis County and then through the appellate courts.

The Company feels that its rates and its requested small rate increase were justified and that its evidence supported that.  Because the amount of the decrease that was ordered expected is relatively small, even though the Company feels that a small rate increase is justified, based on the current working capital position and the availability of other capital, Management feels the Company has adequate resources to meet its obligations.

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

The NOV’s also recommend that the Company pay fines and customer refunds in excess of $1.3 million.  These are the same claims that a small group of intervenors have been making in the Company’s PUCT tariff proceedings.  Once the PUCT ruled that these allegations should not be considered with the Company’s tariff filing, they were made in these enforcement actions.  The Company filed answers requesting a settlement conference with the PUCT staff and believed that the matters would be disposed of through that conference.  However, a resolution was not reached and in early November the Company and the PUCT staff requested a hearing with the State Office of Administrative Hearings.  A hearing was held on July 19, 2005.  The Company  believes that it proved its case at the hearing and it feels strongly about its legal position on these issues. The Staff’s position is that the fines should continue to increase until the refunds and penalties are paid in order to prevent Cap Rock from benefiting from a delay in making such payments.  Under the Staff’s theory, the total amount of fines and refunds would continue to escalate until the final payments are made; therefore, the total amount of potential liability would not be known until payments are made. The Company believes it will ultimately prevail in this matter, although there is a strong likelihood that the matter will ultimately be decided in the appellate courts.  Since this issue has become a political issue, despite Cap Rock’s strong legal position, it is difficult to determine what the outcome of the case will ultimately be.

The PUCT has not yet established the procedures and time lines for the Company to comply with the other provisions of the PURA regarding investor owned utilities, including offering customer choice for customer power requirements.  The Company anticipates that the PUCT will take relevant factors into consideration in establishing such procedures and time lines that are appropriate and such actions will not adversely affect the Company.

Discovery is ongoing in the litigation involving the Company and Lamar Electric Cooperative Association, Inc. (“Lamar”) which arose out of Lamar’s termination of the Combination Agreement between Lamar and the Company in October 2002 and the Management Services Agreement in November 2002.  Lamar filed suit against the Company in the 62nd District Court in Lamar County, Texas, seeking a declaratory judgment that it had a right to terminate both agreements without regard to payment of any kind to the Company.  The Company believes that Lamar’s stated reason for termination of the Combination Agreement does not fall within the specific allowable exceptions set forth in the agreement, and therefore the Company is seeking reimbursement of all costs and expenses incurred with regard to the attempted combination which amount to at least $1.4 million as well as a cancellation fee of $300,000 for liquidated damages as set out in the terms of the Management Services Agreement.  The Company is also seeking damages for the lost opportunity costs due to the failure to close the Lamar Combination Agreement.

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

Interest Rate Risk

The Company is subject to market risk associated with interest rates on the CFC long-term indebtedness.  The Company’s mortgage debt with CFC allows for a change from variable rate to fixed rate with no additional fees.    Mortgage notes of  $6,324,000 with current interest rates of 4.85% are due to be repriced in January 2006, $63,423,000 with current interest rates of 5.15% are due to be repriced in January 2007, mortgage notes of $5,898,000 with current interest rates of 4.50% are due to be repriced in January 2007, mortgage notes of $32,441,000 with current interest rates of 4.70% are due to be repriced in January 2006, and $27,611,000 of mortgage notes were repriced in January 2004 with an interest rate of 4.3% for the term of the note.  A 1% change in interest rates would cause a change of $1,357,000 in annual interest expense.  The Company attempts to take advantage of low interest rate environments, as well as repricing interest rates over staggered periods.

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

During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, (the “Evaluation Date”), had concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were effective.

Restatement of Previously Issued Consolidated Financial Statements.  Subsequent to the Evaluation Date, it was determined that certain tax positions maintained by the Company through its conversion from an electric cooperative to an investor owned utility, might not be correct.   In connection with that change in corporate status, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as tax exempt for both financial and tax reporting purposes.  Recently, in connection with an unrelated project, the tax structure of the subsidiary was reviewed and issues arose concerning its exempt status.  Because of the complex nature of the issue, the Company is seeking further guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded, after consultation with its independent accountants, that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the period ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company had generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  The use of the net operating losses, earlier than expected, may result in taxes payable that are greater than originally disclosed.

After reviewing the circumstances leading to the issue discussed above, it has been determined that there was a material weakness in the Company’s internal controls over financial reporting.  The weakness concerned reliance on the opinions of the Company’s outside professionals, and controls surrounding procedures associated with issues and positions proposed by outside professional consultants that are adopted by the Company.   The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures over financial reporting were not effective at June 30, 2005, to enable the Company to record, process, summarize and report information required to be included in the Company’s SEC filings within the required time period, and to ensure that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2005, that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None

(b)          None

(c)           The following information is provided pursuant to Item 703 of Regulation S-K.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April	281	(1)	$29.99	n/a	n/a
May	—		—	n/a	n/a
June	126	(1)	$23.35	n/a	n/a

(1)          These repurchases were from departing employees, at a premium over the closing price on the date of purchase.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)                      The Annual Meeting of Shareholders of Cap Rock Energy Corporation was held June 14, 2005.

(b)(c)       At the Annual Meeting, the only item submitted to a vote of the shareholders was the election of two Class I directors.  The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Michael D. Schaffner	989,053	94,555
William L. West	975,608	108,000

There were 5,516 broker nonvotes for each item.

The terms of office of the following directors continued after the meeting:  Messrs. Jones and Pruitt (whose terms expire at the annual meeting in 2007) and Messrs. Buchanan and Ritchey (whose terms expire at the annual meeting in 2006).

(d)                     N/A

Item 5. Other Information

(a)                         None

(b)                        None

Item 6. Exhibits

Exhibits:

3.9	Amended and Restated Bylaws of Cap Rock Energy Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

October 3, 2005
/s/ Celia B. Page
Celia B. Page
Vice-President, Chief Accounting Officer,
Assistant Secretary/Treasurer and Controller
(Principal Financial Officer)

Exhibit Number	Description of Document

3.9	Amended and Restated Bylaws of Cap Rock Energy Corporation*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith