Form 10-Q
period 2005-09-30
CAP ROCK ENERGY CORP
filed 2005-11-16
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

Yes ☒No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No  ☒

As of September 30, 2005, the Registrant had 1,653,726 shares of its $.01 par value common stock outstanding.

CAP ROCK ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations – Three and nine months ended September 30, 2005 and 2004

Consolidated Balance Sheets – September 30, 2005 and December 31, 2004

Consolidated Statements of Cash Flows – Nine months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Operating revenues:
Electric sales	$26,879	$22,005	$65,541	$64,485
Other	257	346	666	986
Total operating revenues	27,136	22,351	66,207	65,471

Operating expenses:
Purchased power	15,475	13,472	34,325	31,958
Operations and maintenance	3,995	2,592	9,604	7,372
General and administrative	1,163	2,151	5,953	5,131
Stock compensation	169	297	4,443	1,974
Depreciation and amortization	1,979	2,051	5,907	5,354
Property taxes	462	112	1,406	1,671
Impairment of regulatory asset	111	—	111	—
Other	109	62	319	190
Total operating expenses	23,463	20,737	62,068	53,650

Operating income	3,673	1,614	4,139	11,821

Other income (expense):
Allocation of income from associated organizations	573	539	573	539
Interest expense, net of capitalized interest	(1,522)	(2,107)	(4,689)	(6,307)
Interest and other income	134	144	420	411
Total other expense	(815)	(1,424)	(3,696)	(5,357)

Net income before income taxes	2,858	190	443	6,464

Income tax expense (benefit):
Current	99	(521)	275	1,120
Deferred	898	689	70	533
Total income tax expense	997	168	345	1,653

Net income	$1,861	$22	$98	$4,811

Net income per common share:
Basic	$1.13	$0.01	$0.06	$3.10
Diluted	$1.10	$0.01	$0.06	$2.99

Weighted average number of common shares oustanding:
Basic	1,653,552	1,527,857	1,635,894	1,553,072
Diluted	1,696,120	1,584,172	1,683,030	1,609,387

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)	(restated)
ASSETS
Current assets:
Cash	$10,417	$20,968
Accounts receivable:
Electric sales, net	8,765	7,313
Other	265	457
Current portion of notes receivable	267	—
Purchase power subject to recovery	4,417	—
Other current assets	3,881	5,431
Total current assets	28,012	34,169

Utility plant, net	148,007	149,361
Investments and notes receivable	10,229	11,004
Nonutility property, net	1,208	1,227
Regulatory and other assets	4,251	3,926
Total Assets	$191,707	$199,687
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$3,457	$10,005
Accounts payable:
Purchased power	6,255	3,823
Other	2,135	3,603
Purchased power subject to refund	—	4,376
Accrued, other and regulatory liabilities	4,601	3,202
Income tax payable	907	633
Total current liabilities	17,355	25,642

Long-term debt, net of current portion:
Mortgage notes	131,482	133,873
Note payable and other capital leases	118	159
Total long-term debt	131,600	134,032
Deferred credits	7,254	6,569
Stockholders’ equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,771,423 shares issued and 1,653,726 outstanding at September 30, 2005; 1,650,395 shares issued and 1,617,640 outstanding at December 31, 2004	18	17
Paid in capital	13,671	11,683
Retained earnings	23,597	23,499
Less Treasury stock of 117,697 and 116,195 shares, respectively at September 30, 2005, and December 31, 2004	(1,788)	(1,755)
Total stockholders’ equity	35,498	33,444
Total Liabilities and Stockholders’ Equity	$191,707	$199,687

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
		(Restated)
Cash Flows From Operating Activities:
Net income	$98	$4,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,907	5,354
Amortization of debt issue costs	34	806
Noncash stock compensation	1,866	1,846
Impairment of regulatory asset	111	—
Changes in:
Other assets/deferred credits	215	(147)
Accounts receivable	(1,260)	(314)
Purchased power cost subject to refund/recovery	(8,793)	4,389
Other current assets	1,550	(1,639)
Accounts payable and accrued expenses	2,758	1,648
Net cash provided by operating activities	2,486	16,754
Cash Flows From Investing Activities:
Utility plant additions, net	(4,539)	(3,195)
Collections on note receivable	500	1,250
Changes to nonutility investments, net	13	(674)
Net cash used in investing activities	(4,026)	(2,619)
Cash Flows From Financing Activities:
Payments on mortgage notes	(8,879)	(2,904)
Payments on capital leases	(101)	(98)
Proceeds from capital leases	—	113
Repurchase/acquisition of common stock	(31)	(923)
Net cash used in financing activities	(9,011)	(3,812)

Increase (Decrease) In Cash and Cash Equivalents	(10,551)	10,323
Cash and Cash Equivalents:
Beginning of period	20,968	12,170
End of period	$10,417	$22,493
Noncash financing activities:
Issuance of stock previously deferred	$121	$—

Supplemental Cash Flow Information:
Cash paid during the period for interest	$4,697	$5,371
Cash paid during the period for income taxes	$—	$1,450

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Registrant, Cap Rock Energy Corporation (the “Company”) and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management of Cap Rock Energy Corporation, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2005 and 2004, consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, and consolidated cash flows for the nine months ended September 30, 2005 and 2004.  The consolidated results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual reports on Form 10-K and 10-K/A, and the quarterly reports on Form 10-Q and 10-Q/A.

2.             Restatement of Previously Issued Financial Statements

In connection with the Company’s conversion from an electric cooperative to an investor owned utility, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as exempt for both financial and tax reporting purposes.  In connection with an unrelated project, the tax structure of the subsidiary was reviewed and issues arose concerning its exempt status.  Because of the complex nature of the issue, the Company is seeking guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004, and its Quarterly Report on Form 10-Q for the period ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company had generated net operating losses in earlier periods that will be used to offset the taxable nature of the subsidiary.

Restated amounts as of and for the periods ended December 31, 2004, and September 30, 2004, are as follows:

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

As of and for the year ended December 31, 2004:
Balance sheet:
Deferred tax asset	$3,285	$(3,285)	$—
Valuation allowance for deferred tax asset	(3,285)	3,285	—
Current income tax payable	—	633	633
Net deferred tax liability	—	1,275	1,275
Statement of operations:
Income tax expense (benefit)	(2,140)	1,908	(232)
Net income	5,433	(1,908)	3,525
Net income per common share:
Basic	3.51	(1.23)	2.28
Diluted	3.40	(1.19)	2.21
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	1,617	1,275	2,892
Income tax receivable	(3,986)	633	(3,353)
Net cash flows used in investing activities	(4,006)	—	(4,006)
Net cash flows used in financing activities	(8,544)	—	(8,544)

As of and for the nine months ended September 30, 2004
Balance sheet:
Deferred tax asset	7,691	(533)	7,158
Valuation allowance for deferred tax asset	(7,691)	—	(7,691)
Current income tax payable	812	594	1,406
Statement of operations:
Income tax expense (benefit)	525	1,128	1,653
Net income	5,939	(1,128)	4,811
Net income per common share:
Basic	3.82	(0.72)	3.10
Diluted	3.69	(0.70)	2.99
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	(1,275)	1,128	(147)
Net cash flows used in investing activities	(2,585)	(34)	(2,619)
Net cash flows used in financing activities	(3,812)	—	(3,812)

3.             Basic and Diluted Weighted Average Number of Shares Outstanding

The table below shows the reconciliation between the basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months ended September 30, 2005			Three Months ended September 30, 2004
	Income			Income
	(In Thousands)	Shares	Per Share	(In Thousands)	Shares	Per Share
				(Restated)		(Restated)
Basic earnings per share:
Income from continuing operations available for common stock	$1,861	1,653,552	$1.13	$22	1,527,857	$0.01

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		42,568	(0.03)		56,315	—

Diluted earnings per share:	$1,861	1,696,120	$1.10	$22	1,584,172	$0.01

	Nine Months ended September 30, 2005			Nine Months ended September 30, 2004
	Income			Income
	(In Thousands)	Shares	Per Share	(In Thousands)	Shares	Per Share
				(Restated)		(Restated)
Basic earnings per share:
Income from continuing operations available for common stock	$98	1,635,894	$0.06	$4,811	1,553,072	$3.10

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		47,136	—		56,315	(0.11)

Diluted earnings per share:	$98	1,683,030	$0.06	$4,811	1,609,387	$2.99

4.             Regulatory Assets and Liabilities

The significant regulatory assets and liabilities are as follow (in thousands):

	September 30,	December 31,
	2005	2004
Assets:
Rate case costs	$3,953	$3,593
Purchased power subject to recovery	4,417	—

Liabilities:
Purchased power subject to refund	—	4,376
Excess recovery of costs related to the transfer of the Certificate of Convenience and Necessity	723	723

On August 5, 2005, the Public Utility Commission of Texas (“the PUCT”) issued a final decision that allowed the Company to recover all of its rate case costs incurred through October 2004, with the exception of $111,000, over a period of three years.  The costs not allowed for recovery were expensed and are shown on the statement of operations as Impairment of regulatory asset.  An additional $736,000 of costs were incurred from November 2004 through September 2005.  These are shown on the balance sheet as a regulatory asset because they have been deferred, and the Company expects to request recovery of them during a future rate case proceeding as per the PUCT final order.  The three year recovery period will begin after the Company has received approval of the final compliance tariff from the PUCT.  See also Note 7.

As of September 30, 2005, the regulatory liability is expected to be refunded to customers in the fashion that the PUCT mandates when their final order concerning the NOV’s is issued.  See Note 7.

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

The following is a reconciliation of expected income tax expense to actual expense as well as the reconciliation of the statutory tax rate to the effective rate for the nine months ended September 30, 2005 and 2004 (in thousands):

	2005		2004
	Dollars	Percentage	Dollars	Percentage
			(Restated)
Income tax expense at the statutory rate	$150	34%	$2,198	34%
State tax expense	182	41	185	3
Change in valuation allowance	—	—	(1,513)	(23)
Other	13	3	783	12
	$345	78%	$1,653	26%

As discussed above, for financial reporting purposes, a subsidiary is considered taxable.  State tax expense is calculated on a stand-alone corporate basis.  Therefore, the effective tax rate is high because the subsidiary is in a net income position.

As of September 30, 2005, the Company has net operating loss carryforwards of approximately $14.8 million, which are scheduled to expire in 2011 through 2025.

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

7.             Contingencies

Because of a change in the Texas Public Utility Regulatory Act (“PURA”), as of September 1, 2003, the Company’s rates became subject to regulation and approval by the PUCT.   In accordance with this change in the PURA, the Company filed its tariffs for electric service on September 2, 2003.  The staff of the PUCT reviewed those tariffs and provided comments and proposed changes to bring the tariffs into compliance with PUCT rules and regulations.  Because the tariffs, when adopted, were not subject to PUCT regulation, some of the provisions did not comply with PUCT rules and regulations since that was not a requirement when the tariffs were adopted.  Now that the Company is subject to PUCT regulation, the Company made proposed amendments to its tariff as suggested by the PUCT staff.  The PUCT staff reviewed the proposed changes and recommended that the tariff be approved.  Prior to the Administrative Law Judge entering a ruling approving the tariff, with the proposed changes, several of the groups of intervenors in the case were successful in obtaining a legislative request that the matter be referred to the State Office of Administrative Hearings (“SOAH”) for a hearing on the merits.  As a result, the matter was referred to SOAH and a hearing was scheduled for April 2005, and was to be limited to whether the tariffs filed by the Company are the actual tariffs that were properly approved by the Company’s Board of Directors, which was the Company’s previous regulatory authority.  Subsequently, the hearing was postponed, and expanded to include the issue of what tariffs were actually in effect on August 31, 2003.  A new hearing date was set for August 22, 2005.  The Company and the PUCT staff felt  the issue was moot because any current tariff will be superseded by the tariff that is ultimately approved by the PUCT in the rate case.  They filed motions to that effect and the hearing was abated by the Administrative Law Judge.  On appeal, the PUCT ruled that the matter was not moot.  A hearing was held on October 4th and 5th, 2005.  The parties will now file briefs in the next few weeks.   It is anticipated that a tariff will be approved in the rate case prior to a decision being issued in this proceeding and that tariff, as stated, would supersede the current tariff.

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

A hearing was held in December 2004, to determine the amount of rate case costs that the PUCT will allow the Company to recover from its customers, as well as the period of recovery.  On August 5, 2005, the PUCT issued a final decision that allowed the Company to recover all of its rate case costs incurred through October 2004, with the exception of $111,000, over a period of three years.  The costs not allowed for recovery were expensed and shown on the statement of operations as Impairment of regulatory asset.  An additional $736,000 of costs were incurred from November 2004 through September 2005.  These costs are shown on the balance sheet as a regulatory asset because they have deferred, and the Company expects to request recovery of them during a future rate case proceeding as per the PUCT final order.  The three year recovery period will begin after the Company has received approval of the final compliance tariff from the PUCT.

On March 17, 2005, the Administrative Law Judges (“ALJ’s”) issued a Proposal for Decision (“PFD”).  The PFD recommended a 7.49% rate decrease for Cap Rock.  This amounts to an annual revenue decrease of approximately five million dollars.  Several intervenors had sought rate decreases which were much larger than the recommendation of the ALJ’s.  The recommendation by the ALJ’s was considered by the PUCT at an open hearing on June 16, 2005.  The PUCT Commissioners disagreed with several items in the Proposal for Decision issued on March 17, 2005, and ruled that many of the costs disallowed in the Proposal for Decision, be allowed.  A final order was signed on August 5, 2005, which contained a rate decrease of 2.012%, or $1.3 million.

After all parties filed motions for rehearing, the PUCT Commissioners, at an open meeting held on October 12, 2005, ruled that 15% of the costs previously allowed for the Company’s computer system should be disallowed.  The Company also believes there are errors in the number calculations which were performed by the PUCT staff, and that when this is corrected it should lessen the amount of the rate decrease.  In any case, the Company believes that the PUCT lost jurisdiction of this docket as a matter of law prior to October 12, 2005, and that the August 5, 2005, order is now final.  The Company has filed an appeal in district court in Travis County, as have the intervenors in order to have the October hearing decision set aside, and the August 2005 order to remain final.

The Company feels that its rates and its requested small rate increase were justified and that the evidence supported that.  Because the amount of the decrease that was ordered is relatively small, based on the current working capital position and the availability of other capital, Management feels the Company has adequate resources to meet its obligations.  The Company may not be able to take all actions it would prefer to take in order to improve its reliability of service.

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

The NOV’s also recommend that the Company pay fines and customer refunds in excess of $1.3 million.  These are the same claims that a small group of intervenors have been making in the Company’s PUCT tariff proceedings.  Once the PUCT ruled that these allegations should not be considered with the Company’s tariff filing, they were made in these enforcement actions.  The Company filed answers requesting a settlement conference with the PUCT staff.  A resolution was not reached and in early November 2004, the Company and the PUCT staff requested a hearing with the State Office of Administrative Hearings.  A hearing was held on July 19, 2005.  The Company believes that it proved its case at the hearing and it feels strongly about its legal position on these issues. The Staff’s position is that the fines should continue to increase until the refunds and penalties are paid in order to prevent Cap Rock from benefiting from a delay in making such payments.  Under the Staff’s theory, the total amount of fines and refunds would continue to escalate until the final payments are made; therefore, the total amount of potential liability would not be known until payments are made. While the Company believes it should ultimately prevail in this matter, there is a strong likelihood that the matter will ultimately be decided in the appellate courts.

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

In October 2004, the Company filed counterclaims against Lamar’s Board of Directors and two individual directors.  The Company also joined several third parties alleging fraud, civil conspiracy and tortuous interference with business relations.  Lamar has also amended its suit against the Company, adding claims for fraud and misrepresentation.  Discovery is ongoing with regard to the new claims and one of the new parties has requested that the case be transferred to Midland County.  The matter will most likely go to trial during 2006.

In September 2005, a lawsuit was filed against the Company and its affiliate, NewCorp Resources Electric Cooperative, Inc. by three former members of Cap Rock Electric Cooperative, the Company’s predecessor.   The Plaintiffs allege fraud, conversion and other claims associated with the Company’s conversion from an electric cooperative.  It seeks damages related to, among other matters, the alleged failure to pay members for their ownership interest in NewCorp Resources Electric Cooperative, Inc. at the time of the conversion.  The Plaintiffs seek to certify the suit as a class action.  The Company feels it has a strong legal defense to the claims.

Lee D. Atkins, the Company’s former Chief Financial Officer, filed suit against the Company in the 238th Judicial District Court, Midland County, Texas.  His employment was terminated in April 2005.  He alleges a breach of his employment contract and seeks damages resulting from such alleged breach.  The case is still in the early stages of discovery.

8.             Postretirement Benefits

The Company provides continued major medical insurance coverage to retired employees and their dependents.  The components of net periodic benefit cost for the nine months ended September 30, 2005 and 2004, are as follow (in thousands):

	2005	2004

Service cost	$162	$155
Interest cost	436	378
Amortization of experience loss	263	246
Net periodic benefit cost	$861	$779

In its financial statements as of December 31, 2004, the Company disclosed that it expected to contribute $849,000 to its postretirement healthcare plan for 2005.  As of September 30, 2005, $238,000 of contributions have been made. The Company anticipates that it will make additional contributions of $611,000 in 2005.

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

9.             Subsequent Events

On November 4, 2005, following the recommendation of a Special Committee of independent directors of the Board, and the unanimous approval of the Board of Directors, the Company entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Cap Rock Holding Corporation (“CHC”).  CHC is owned by an affiliate of Lindsay Goldberg & Bessemer L.P., a private investment firm (“LGB”).  Subject to the satisfaction or waiver of the conditions contained in the Exchange Agreement, shares of common stock of the Company will be converted into the right to receive $21.75 in cash, without interest (the “Share Exchange”).  Completion of the Share Exchange is subject to approval of the Company’s shareholders, certain regulatory authorities and other customary closing conditions set forth in the Exchange Agreement.  As a result of the Share Exchange, the Company will be a privately-held corporation, and there will be no public market for the Company’s common stock.  After the Share Exchange, the common stock will cease to be quoted on the American Stock Exchange.  In addition, registration of the common stock under the Exchange Act will be terminated.

The Company has made customary representations, warranties and covenants in the Exchange Agreement.  These include, among others, a covenant not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide information in connection with, alternative business combination transactions and, subject to certain exceptions, for the Company’s board of directors to recommend that the Company’s shareholders approve the Exchange Agreement.  The Exchange Agreement contains certain termination rights and, under certain specified circumstances, the Company will be required to reimburse CHC for its transaction expenses up to $2 million and/or pay a termination fee of $1 million.

Certain members of the Company’s management have agreed, pursuant to the terms and conditions of a Rollover Agreement dated November 4, 2005 (the “Rollover Agreement”) to exchange certain of their shares of Company stock for shares of CHC immediately prior to the Share Exchange.  The Company’s executive management will remain in place upon consummation of the Share Exchange.  The current board of directors, with the exception of Mr. Pruitt and Mr. West, will resign upon consummation of the Share Exchange.

David W. Pruitt, current CEO, had previously announced his retirement as CEO, effective November 12, 2005.  Mr. Pruitt will now remain as CEO until the special shareholders meeting at which this transaction is considered.  At that time, Mr. Pruitt will become a senior advisor to the Company pursuant to the terms of an Amended Retainer Agreement executed between Mr. Pruitt and the Company.   The Amended Retainer Agreement has an initial term of five years and Mr. Pruitt will receive a monthly retainer of $14,000, as well as certain other benefits.  Mr. Pruitt has also entered into a restricted stock agreement with CHC.  Under this agreement, if the Share Exchange is consummated, Mr. Pruitt’s monthly retainer will increase to $19,000 per month and he will receive restricted stock of CHC which will be subject to certain vesting requirements.  Mr. Pruitt will also waive any change in control payments that may otherwise be due to him from the Company as a result of the Share Exchange.

Mr. Pruitt will be succeeded as CEO by William L. West, who is currently President of the Company.  At such time as Mr. Pruitt retires as CEO, Mr. West will become the CEO as well as President.  On November 3, 2005, Mr. West and the Company entered into an employment agreement for Mr. West to serve as CEO.  This employment agreement, which was amended on November 4, 2005, has an initial term of five years.  Mr. West will continue to be paid his current salary, which was increased in June 2005 to $236,946 per year.  Mr. West’s employment arrangements with CHC will be similar to his arrangements with the Company, but he will waive any change in control payments that may otherwise be due him as a result of the Share Exchange, and he will receive restricted stock of CHC, which stock will be subject to certain vesting requirements.  Mr. West will also receive a retention bonus from CHC as an incentive for remaining with the Company through the consummation of the Share Exchange.

At the time the Company entered into the Exchange Agreement, CHC entered into restricted stock agreements with Ulen North, Ronald Lyon, Sam Prough and Celia Page, all officers of the Company.  Under these agreements, these individuals will waive any change in control payments that may otherwise be due them as a result of the Share Exchange and will be granted shares of restricted stock of CHC, which stock will be subject to certain vesting requirements.  Mr. Lyon will also receive a retention bonus from CHC as an incentive for remaining with the Company through the consummation of the Share Exchange and facilitating the Share Exchange.

As a specific condition to CHC’s willingness to enter into the Exchange Agreement, David Pruitt, William West, Ulen North, Sam Prough, Celia Page and Ronald Lyon entered into a Principal Shareholder Agreement, dated November 4, 2005, with CHC.  Pursuant to the Principal Shareholder Agreement, these individuals have agreed, among other things, to vote or cause to be voted at an meeting of shareholders, all of their shares of the Company’s stock in favor of approval of the Exchange Agreement and the transactions contemplated thereby.  These individuals also agreed to certain restrictions on their ability to sell or transfer their shares of the Company until the termination of the Principal Shareholder Agreement.  These individuals control 253,636 shares, or 15.3% of the Company’s outstanding common stock.

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

•                  Changes in rate structure and ability to earn a fair return on the rate base and recover the costs of operations could affect operations;

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

•                  Satisfaction of the conditions to consummate the Share Exchange, including required shareholder approvals and regulatory approvals;

•                  Occurrence of any event, change or other circumstances that could give rise to the termination of the Share Exchange Agreement;

•                  Outcome of legal proceedings instituted against the Company and others that may be forthcoming following announcement of the Share Exchange Agreement;

•                  Failure to consummate the Share Exchange;

•                  Incurrence of costs, fees and expenses related to the Share Exchange;

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual Form 10-K and 10-K/A for the year ended December 31, 2004.

Restatement

On August 24, 2005, the Audit Committee of the Company concluded that the Company would amend the Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the period ended March 31, 2005, because of a technical tax issue related to the tax exempt status of one of the Company’s subsidiaries.  The Company has restated its consolidated financial statements for the year ended December 31, 2004, and the quarter ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company has generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  Therefore the use of net operating losses earlier than expected may result in taxes payable that are greater than originally disclosed.  Because of the complex nature of the issue the Company is in the process of requesting guidance from the Internal Revenue Service regarding the taxable nature of the entity.  See Notes 2 and 5 to the accompanying consolidated financial statements for a discussion of the adjustments.

Restated amounts as of and for the period ended December 31, 2004, and September 30, 2004 are as follows:

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

As of and for the year ended December 31, 2004:
Balance sheet:
Deferred tax asset	$3,285	$(3,285)	$—
Valuation allowance for deferred tax asset	(3,285)	3,285	—
Current income tax payable	—	633	633
Net deferred tax liability	—	1,275	1,275
Statement of operations:
Income tax expense (benefit)	(2,140)	1,908	(232)
Net income	5,433	(1,908)	3,525
Net income per common share:
Basic	3.51	(1.23)	2.28
Diluted	3.40	(1.19)	2.21
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	1,617	1,275	2,892
Income tax receivable	(3,986)	633	(3,353)
Net cash flows used in investing activities	(4,006)	—	(4,006)
Net cash flows used in financing activities	(8,544)	—	(8,544)

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

As of and for the nine months ended September 30, 2004
Balance sheet:
Deferred tax asset	$7,691	$(533)	$7,158
Valuation allowance for deferred tax asset	(7,691)	—	(7,691)
Current income tax payable	812	591	1,406
Statement of operations:
Income tax expense (benefit)	525	1,128	1,653
Net income	5,939	(1,128)	4,811
Net income per common share:
Basic	3.82	(0.72)	3.10
Diluted	3.69	(0.70)	2.99
Statement of cash flows:
Net cash provided by operating activities
Other assets/deferred credits	(1,275)	1,128	(147)
Accounts payable and accrued expenses
Net cash flows used in investing activities	(2,585)	(34)	(2,619)
Net cash flows used in financing activities	(3,812)	—	(3,812)

Share Exchange Agreement

On November 4, 2005, following the recommendation of a Special Committee of independent directors of the Board, and the unanimous approval of the Board of Directors, the Company entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Cap Rock Holding Corporation (“CHC”).  CHC is owned by an affiliate of Lindsay Goldberg & Bessemer L.P., a private investment firm (“LGB”).  Subject to the satisfaction or waiver of the conditions contained in the Exchange Agreement, shares of common stock of the Company will be converted into the right to receive $21.75 in cash, without interest (the “Share Exchange”).  Completion of the Share Exchange is subject to approval of the Company’s shareholders, certain regulatory authorities and other customary closing conditions set forth in the Exchange Agreement.  As a result of the Share Exchange, the Company will be a privately-held corporation, and there will be no public market for the Company’s common stock.  After the Share Exchange, the common stock will cease to be quoted on the American Stock Exchange.  In addition, registration of the common stock under the Exchange Act will be terminated.

The Company has made customary representations, warranties and covenants in the Exchange Agreement.  These include, among others, a covenant not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide information in connection with, alternative business combination transactions and, subject to certain exceptions, for the Company’s board of directors to recommend that the Company’s shareholders approve the Exchange Agreement.  The Exchange Agreement contains certain termination rights and, under certain specified circumstances, the Company will be required to reimburse CHC for its transaction expenses up to $2 million and/or pay a termination fee of $1 million.

Certain members of the Company’s management have agreed, pursuant to the terms and conditions of a Rollover Agreement dated November 4, 2005 (the “Rollover Agreement”) to exchange certain of their shares of Company stock for shares of CHC immediately prior to the Share Exchange.  The Company’s executive management will remain in place upon consummation of the Share Exchange.  The current board of directors, with the exception of Mr. Pruitt and Mr. West, will resign upon consummation of the Share Exchange.

David W. Pruitt, current CEO, had previously announced his retirement as CEO, effective November 12, 2005.  Mr. Pruitt will now remain as CEO until the special shareholders meeting at which this transaction is considered.  At that time, Mr. Pruitt will become a senior advisor to the Company pursuant to the terms of an Amended Retainer Agreement executed between Mr. Pruitt and the Company.   The Amended Retainer Agreement has an initial term of five years and Mr. Pruitt will receive a monthly retainer of $14,000, as well as certain other benefits.  Mr. Pruitt has also entered into a restricted stock agreement with CHC.  Under this agreement, if the Share Exchange is consummated, Mr. Pruitt’s monthly retainer will increase to $19,000 per month and he will receive restricted stock of CHC which will be subject to certain vesting requirements.  Mr. Pruitt will also waive any change in control payments that may otherwise be due to him from the Company as a result of the Share Exchange.

Mr. Pruitt will be succeeded as CEO by William L. West, who is currently President of the Company.  At such time as Mr. Pruitt retires as CEO, Mr. West will become the CEO as well as President.  On November 3, 2005, Mr. West and the Company entered into an employment agreement for Mr. West to serve as CEO.  This employment agreement, which was amended on November 4, 2005, has an initial term of five years.  Mr. West will continue to be paid his current salary, which was increased in June 2005 to $236,946 per year.  Mr. West’s employment arrangements with CHC will be similar to his arrangements with the Company, but he will waive any change in control payments that may otherwise be due him as a result of the Share Exchange, and he will receive restricted stock of CHC, which stock will be subject to certain vesting requirements.  Mr. West will also receive a retention bonus from CHC as an incentive for remaining with the Company through the consummation of the Share Exchange.

At the time the Company entered into the Exchange Agreement, CHC entered into restricted stock agreements with Ulen North, Ronald Lyon, Sam Prough and Celia Page, all officers of the Company.  Under these agreements, these individuals will waive any change in control payments that may otherwise be due them as a result of the Share Exchange and will be granted shares of restricted stock of CHC, which stock will be subject to certain vesting requirements.  Mr. Lyon will also receive a retention bonus from CHC as an incentive for remaining with the Company through the consummation of the Share Exchange and facilitating the Share Exchange.

As a specific condition to CHC’s willingness to enter into the Exchange Agreement, David Pruitt, William West, Ulen North, Sam Prough, Celia Page and Ronald Lyon entered into a Principal Shareholder Agreement, dated November 4, 2005, with CHC.  Pursuant to the Principal Shareholder Agreement, these individuals have agreed, among other things, to vote or cause to be voted at an meeting of shareholders, all of their shares of the Company’s stock in favor of approval of the Exchange Agreement and the transactions contemplated thereby.  These individuals also agreed to certain restrictions on their ability to sell or transfer their shares of the Company until the termination of the Principal Shareholder Agreement.  These individuals control 253,636 shares, or 15.3% of the Company’s outstanding common stock.

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

The following are deliveries of power for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30,
	2005	2004
	(mWh)

Residential	201,486	194,097
Large commercial	171,127	162,473
Small commercial	152,463	143,947
Irrigation	36,973	43,955
Other	39	38
Farmersville contract	23,355	21,465
	585,443	565,975

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars)		(Thousands of dollars)
Operating Revenues:

Electric	$26,879	$22,005	$65,541	$64,485
Other	257	346	666	986
Total operating revenues	$27,136	$22,351	$66,207	$65,471

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

Electric revenues increased $4,874,000 and $1,056,000 respectively, for the three and nine month periods for 2005 as compared to 2004.   This change is the result of the following major factors:

•                  An increase of $3,849,000 and $65,000, respectively, in power cost recovery for the three and nine month comparative periods;

•                  An increase in wholesale sales and kWh sales of $1,033,000 and $1,072,000, respectively, for the three and nine month comparative periods.

The decrease in other operating revenues of $89,000 and $320,000 for the comparative three and nine month periods is mainly due to a decline in late fees billed to customers.  The Company modified its billing practices in order to be in compliance with PUCT rules.  See “Regulatory Matters” under Liquidity and Capital Resources below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars)		(Thousands of dollars)
Operating Expenses:
Purchased power	$15,475	$13,472	$34,325	$31,958
Operations and maintenance	3,995	2,592	9,604	7,372
General and administrative	1,163	2,151	5,953	5,131
Stock compensation	169	297	4,443	1,974
Depreciation and amortization	1,979	2,051	5,907	5,354
Property taxes	462	112	1,406	1,671
Impairment of regulatory asset	111	—	111	—
Other	109	62	319	190
Total operating expenses	$23,463	$20,737	$62,068	$53,650

Purchased power expense normally moves in relation to electric demand and consumption.  Contract terms with wholesale power suppliers provide for pricing based upon the price of fuel, demand and usage.  All costs of power are passed through to the Company’s retail customers.  Purchased power increased $2,003,000 and $2,367,000 for the three and nine month comparative periods, which is primarily an increase in power costs.

Factors affecting operations and maintenance expenses are certain weather conditions such as high winds, ice storms and lightning, which cause damage to electric lines and interrupt service.  Operations and maintenance expense increased $1,403,000 and $2,232,000 for the comparative three and nine month periods because of the following factors:

•                  Increased expenditures for salaries and related expenses of $395,000 and $888,000, respectively, for the three and nine month comparative periods:

•                  Increased expenditures of $688,000 and $15,000 for the three and nine month comparative periods related to maintenance of substations and overhead distribution lines;

•                  Increased expenditures for building maintenance for the three and nine month periods of $75,000 and $299,000, respectively;

•                  Increased costs for outsourced and professional services of $146,000 and $242,000 for the three and nine month periods, respectively;

•                  Increased expenditures of $72,000 and $398,000 for the three and nine month periods, respectively, related to vehicles.

General and administrative expenses decreased $988,000 for the comparative three month periods of 2005 and 2004, but increased $822,000 for the comparative nine month periods because of the following:

•                  Increased costs in the nine month periods of $447,000 related to IT support and outsourced IT functions;

•                  Increased expenditures for salaries and related expenses of $361,000 for the nine month period;

•                  Increased costs of $69,000 and $273,000 respectively, for the three and nine month periods, associated with public relations;

•                  Increased expenditures of $404,000 and $833,000 for the comparative three and nine month periods related to legal, consulting and other professional services;

•                  Increased expenditures for 2005 are offset by increased overhead allocations from general and administrative to operations, maintenance and capitalized items of $1,679,000 and $1,434,000 for the three and nine month comparative periods, respectively.

At September 30, 2005, unearned compensation is $784,000 and expected noncash compensation expense by year for all awards is as follows:  2005 - $4,285,000; 2006 - $324,000; 2007 - $316,000, and 2008 - $108,000.

Depreciation and amortization decreased $72,000 for the comparative three month periods, but increased $553,000 for the nine month periods.  This is primarily because of the amortization in the 2005 period of the costs associated with implementation of the new fully integrated software application.  This amortization began in the third quarter of 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars)		(Thousands of dollars)
Other Income (Expenses)
Allocation of income from associated organizations	$573	$539	$573	$539
Interest expense, net of capitalized interest	(1,522)	(2,107)	(4,689)	(6,307)
Interest and other income	134	144	420	411
Total other income (expense)	$(815)	$(1,424)	$(3,696)	$(5,357)

Interest expense for the comparative three and nine month periods decreased $585,000 and $1,618,000, respectively, which is the net effect of three components:

•                  Increase in interest expense related to mortgage debt of $85,000 and $336,000 for the comparative three and nine month periods, because of an increase in interest rates;

•                  Extinguishment of the Beal Bank note in November 2004, caused a decrease in the 2005 comparative periods of $381,000 and $1,151,000, respectively;

•                  Amortization in the 2004 period of the fees and costs incurred with respect to the Beal Bank loan caused a decrease in the 2005 comparative periods of $277,000 and $771,000, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(Thousands of dollars)		(Thousands of dollars)
Income Tax Expense:

Income tax expense	$997	$168	$345	$1,653

Income tax expense increased $829,000 but decreased $1,308,000, respectively, for the three and nine month comparative periods, based on the Company’s results of operations.

As discussed above, for financial reporting purposes, a subsidiary is considered taxable.  State tax expense is calculated on a stand-alone corporate basis.  Therefore, the effective tax rate is high because the subsidiary is in net income position.

Liquidity and Capital Resources

As of September 30, 2005, the Company had:

•                  Working capital of $10,657,000; which includes $10,417,000 of cash and cash equivalents; and

•                  Long-term indebtedness of $131,600,000, net of current portion.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures which are intended to be recovered in subsequent and future periods through rates.  Capital necessary to meet these cash requirements is now derived primarily from operations.  As of September 30, 2005, the Company had accumulated a cash balance it believes is sufficient to meet its current and short-term anticipated obligations.

Liquidity issues may arise when a balloon payment of $26,367,000 is due in the fourth quarter of 2007.  CFC has indicated a willingness to refinance the balloon amount but the terms, conditions and interest rate are unknown.

Cash and cash equivalents decreased $10,551,000 since December 31, 2004, primarily because of scheduled mortgage debt payments, the partial refunding to customers of overcollections of power costs and an underrecovery of purchased power costs that has not yet been billed to customers.

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

Substantially all of the CFC mortgage notes are subject to interest rate repricing at the end of various periods, at the Company’s option.  Mortgage notes with CFC as of September 30, 2005, and the applicable interest rates are as follows:

Interest Rate		Repricing January	Amount (in thousands)
Fixed	4.85%	2006	$6,256,000
Fixed	4.70%	2006	32,149,000
Fixed	5.15%	2007	63,124,000
Fixed	4.50%	2007	5,866,000
Fixed	4.30%	-	27,479,000
Fixed	7.0%	-	1,000
Total mortgage debt			$134,875,000

The weighted average interest rate at September 30, 2005, is 4.83%.

Regulatory Matters:   Because of a change in the Texas Public Utility Regulatory Act (“PURA”), as of September 1, 2003, the Company’s rates became subject to regulation and approval by the PUCT.   In accordance with this change in the PURA, the Company filed its tariffs for electric service on September 2, 2003.  The staff of the PUCT reviewed those tariffs and provided comments and proposed changes to bring the tariffs into compliance with PUCT rules and regulations.  Because the tariffs, when adopted, were not subject to PUCT regulation, some of the provisions did not comply with PUCT rules and regulations since that was not a requirement when the tariffs were adopted.  Now that the Company is subject to PUCT regulation, the Company made proposed amendments to its tariff as suggested by the PUCT staff.  The PUCT staff reviewed the proposed changes and recommended that the tariff be approved.  Prior to the Administrative Law Judge entering a ruling approving the tariff, with the proposed changes, several of the group of intervenors in the case were successful in obtaining a legislative request that the matter be referred to the State Office of Administrative Hearings (“SOAH”) for a hearing on the merits.  As a result, the matter was referred to SOAH and a hearing was scheduled for April 2005, and was to be limited to whether the tariffs filed by the Company are the actual tariffs that were properly approved by the Company’s Board of Directors, which was the Company’s previous regulatory authority.  Subsequently, the hearing was postponed, and expanded to include the issue of what tariffs were actually in effect on August 31, 2003.  A new hearing date was set for August 22, 2005.  The Company and the PUCT staff felt the issue was moot because any current tariff will be superseded by the tariff that is ultimately approved by the PUCT in the rate case.  They filed motions to that effect and the hearing was abated by the Administrative Law Judge.  On appeal, the PUCT ruled that the matter was not moot.  A hearing was held on October 4th and 5th, 2005.  The parties will now file briefs in the next few weeks.   It is anticipated that a tariff will be approved in the rate case prior to a decision being issued in this proceeding and that tariff, as stated, would supersede the current tariff.

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

A hearing was held in December 2004, to determine the amount of rate case costs that the PUCT will allow the Company to recover from its customers, as well as the period of recovery.  On August 5, 2005, the PUCT issued a final decision that allowed the Company to recover all of its rate case costs incurred through October 2004, with the exception of $111,000, over a period of three years.  The recovery period will begin after the Company has received approval of the final compliance tariff from the PUCT.

On March 17, 2005, the Administrative Law Judges (“ALJ’s”) issued a Proposal for Decision (“PFD”).  The PFD recommended a 7.49% rate decrease for Cap Rock.  This amounts to an annual revenue decrease of approximately five million dollars.  Several intervenors had sought rate decreases which were much larger than the recommendation of the ALJ’s.  The recommendation by the ALJ’s was considered by the PUCT at an open hearing on June 16, 2005.  The PUCT Commissioners disagreed with several items in the Proposal for Decision issued on March 17, 2005, and ruled that many of the costs disallowed in the Proposal for Decision, be allowed.  A final order was signed on August 5, 2005, which contained a rate decrease of 2.012% or $1.3 million.

After all parties filed motions for rehearing, the PUCT Commissioners, at an open meeting held on October 12, 2005, ruled that 15% of the costs previously allowed for the Company’s computer system should be disallowed.  The Company also believes there are errors in the number calculations which was performed by the PUCT staff, and that when this is corrected it should lessen the amount of the rate decrease. In any case, the Company believes that the PUCT lost jurisdiction of this docket as a matter of law prior to October 12, 2005, and that the August 5, 2005, order is now final.  The Company has filed an appeal in district court in Travis County, as have the intervenors in order to have the October hearing decision set aside, and have the August 2005 order to remain final.

The Company feels that its rates and its requested small rate increase were justified and that the evidence supported that.  Because the amount of the decrease that was ordered is relatively small, based on the current working capital position and the availability of other capital, Management feels the Company has adequate resources to meet its obligations.  The Company may not be able to take all actions it would prefer to take in order to improve its reliability of service.

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

Deferred Taxes:   The Company’s identification of a technical tax issue related to the income tax treatment, for financial reporting purposes, regarding the tax exempt status of one of the Company’s subsidiaries has resulted in additional income tax expense.  This will not require an immediate cash outlay because it affects deferred taxes payable.  The Company has generated net operating losses in earlier periods that will be used to offset the presumed taxable nature of the subsidiary.  The use of the net operating losses earlier than expected may also result in increased taxes payable and a comparable decrease in earnings in future periods to the extent of the unavailable net operating losses.

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

Recovery of Power Costs:  At September 30, 2005, the Company had a regulatory asset, purchased power subject to recovery, of $4,417,000.  This will be collected from customers over the six month period beginning November 2005.

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

Interest Rate Risk

The Company is subject to market risk associated with interest rates on the CFC long-term indebtedness.  The Company’s mortgage debt with CFC allows for a change from variable rate to fixed rate with no additional fees.    Mortgage notes of $6,256,000 with current interest rates of 4.85% are due to be repriced in January 2006, $63,124,000 with current interest rates of 5.15% are due to be repriced in January 2007, mortgage notes of $5,866,000 with current interest rates of 4.50% are due to be repriced in January 2007, mortgage notes of $32,149,000 with current interest rates of 4.70% are due to be repriced in January 2006, and $27,479,000 of mortgage notes were repriced in January 2004 with an interest rate of 4.3% for the term of the note.  A 1% change in interest rates would cause a change of $1,349,000 in annual interest expense.  The Company attempts to take advantage of low interest rate environments, as well as repricing interest rates over staggered periods.

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

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, (the “Evaluation Date”), had concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were effective.

Restatement of Previously Issued Consolidated Financial Statements.  In August 2005, it was determined that certain tax positions maintained by the Company through its conversion from an electric cooperative to an investor owned utility, might not be correct.   In connection with that change in corporate status, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as tax exempt for both financial and tax reporting purposes.  In connection with an unrelated project, the tax structure of the subsidiary was reviewed and issues arose concerning its exempt status.  Because of the complex nature of the issue, the Company is seeking further guidance from the Internal Revenue Service regarding the taxable nature of the subsidiary.  As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded, after consultation with its independent accountants, that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004, and its Quarterly Report on Form 10-Q for the period ended March 31, 2005, to treat the subsidiary as a taxable entity for financial reporting purposes.

After reviewing the circumstances leading to the issue discussed above, it was determined that there was a material weakness in the Company’s internal controls over financial reporting.  The weakness concerned reliance on the opinions of the Company’s outside professionals, and controls surrounding procedures associated with issues and positions proposed by outside professional consultants that are adopted by the Company.   The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures over financial reporting were not effective as of August 2005, to enable the Company to record, process, summarize and report information required to be included in the Company’s SEC filings within the required time period, and to ensure that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Other than the changes discussed above, there were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2005, that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None

(b)          None

(c)           The following information is provided pursuant to Item 703 of Regulation S-K.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

July	525	(1)	$22.85	n/a	n/a
August	419	(1)	22.95	n/a	n/a
September	—			n/a	n/a

(1)          These repurchases were from departing employees, at a premium over the closing price on the date of purchase.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits:

10.96	Director Indemnification Agreements (Form) dated August 31, 2005

10.97	Director Compensation Policy (Board Policy #100) dated July 6, 2005

10.98	Supplemental Executive Deferred Compensation Retirement Plan dated September 1, 2005.

10.99	Supplemental Deferred Earned Income Retirement Plan for Independent Contractors dated September 1, 2005.

10.100	NRUCFC Loan Agreement and Consolidated and Restated Mortgage and Security Agreement dated February 7, 2003.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAP ROCK ENERGY CORPORATION

November 15, 2005
/s/ Celia B. Page
Celia B. Page
Vice-President, Chief Accounting Officer,
Assistant Secretary/Treasurer and Controller
(Principal Financial Officer)

Exhibit Number	Description of Document

10.96	Director Indemnification Agreements (Form) dated August 31, 2005.*

10.97	Director Compensation Policy (Board Policy #100) dated July 6, 2005.*

10.98	Supplemental Executive Deferred Compensation Retirement Plan dated September 1, 2005.*

10.99	Supplemental Deferred Earned Income Retirement Plan for Independent Contractors dated September 1, 2005.*

10.100	NRUCFC Loan Agreement and Consolidated and Restated Mortgage and Security Agreement dated February 7, 2003.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).*

* filed herewith