Form 10-K
period 2005-12-31
CAP ROCK ENERGY CORP
filed 2006-03-31
CIK 1129162

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☐   Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER

0-32667

CAP ROCK ENERGY CORPORATION

Texas	75-2794300
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 West Wall Street, Suite 400
Midland, Texas	79701
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	432-683-5422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

COMMON STOCK, PAR VALUE	AMERICAN STOCK EXCHANGE
$.01 PER SHARE

Securities registered pursuant to Section 12(g) of the Act:          NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2005, WAS APPROXIMATELY $17,551,000 BASED ON THE CLOSING PRICE OF $18.35 FOR THE COMMON STOCK ON THE AMERICAN STOCK EXCHANGE AS REPORTED BY THE WALL STREET JOURNAL.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON MARCH 28, 2006, WAS 1,647,844.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2006 annual meeting of its shareholders to be filed with the Commission are incorporated by reference into Part III of this report.  However, if the definitive proxy statement for the 2006 Annual Meeting has not been filed with the Commission by April 30, 2006 (including as a result of or in anticipation of the consummation of the transactions contemplated by the LGB Agreement (as defined below)), the Company will amend this annual report on Form 10-K to include such information if required at such time.

PART I

ITEM 1. BUSINESS

The Company

Cap Rock Energy Corporation and its subsidiaries (the “Company”) are engaged in the distribution and transmission of electricity in various noncontiguous areas in the State of Texas. The Company serves approximately 34,000 active meters in 28 counties covering approximately 13,000 square miles in Texas.  The Company had approximately $188 million of assets at December 31, 2005, and generated revenues of approximately $87 million in 2005.  The Company’s distribution operations are regulated by the Public Utility Commission of Texas (“PUCT”) and the transmission operations are under the oversight authority of the Federal Energy Regulatory Commission (“FERC”).

The Company’s predecessor, Cap Rock Electric Cooperative, Inc. (the “Cooperative” or the “Predecessor”), was incorporated as an electric cooperative in the State of Texas in 1939.  In 1998, members of the Cooperative adopted a plan for changing the corporate structure from a member owned cooperative to a shareholder owned corporation, and Cap Rock Energy Corporation (“Energy”) was formed.  The transfer of the assets, liabilities and issuance of stock was completed by early 2002.   Transfer of the Cooperative’s Certificate of Convenience and Necessity (“CCN”), which allows a company to provide electric utility services within a certified territory in Texas, to the Company was approved by the PUCT effective September 1, 2003.

In November 2005, upon the unanimous recommendation of a special committee of the Board of Directors of the Company, a definitive agreement and plan of share exchange (“the LGB Agreement”) with a newly formed entity, Cap Rock Holding Corporation (“the Holding Company”), owned by Lindsay Goldberg & Bessemer L. P. and its affiliates (“LGB”) was signed.  The LGB Agreement provides for the acquisition of all the outstanding stock of the Company (other than certain shares owned by Management that will be rolled over into shares of the Holding Company immediately prior to closing, and shares held by shareholders who properly exercise their appraisal rights under Texas law) by the Holding Company in exchange for $21.75 in cash per share.  As a result of the proposed transaction, the Company will cease to have its shares publicly traded.  The shareholders approved the LGB Agreement at a special meeting held on March 10, 2006.  Approval of the transaction by the PUCT and FERC is also a condition for the LGB Agreement to be consummated, and such approvals are currently pending at those agencies.  In addition, the transaction is subject to other closing conditions customary for this type of transaction.  A full description of the terms of the LGB Agreement can be found in the definitive proxy statement of the Company filed with the SEC on January 30, 2006.

David W. Pruitt, who retired as Chief Executive Officer on March 10, 2006, signed a retainer agreement pursuant to which he will serve as a consultant and advisor to the Company after the closing of the LGB Agreement.

The LGB Agreement is anticipated to close in the second quarter of 2006, assuming satisfaction or waiver of all conditions of the agreement.

Electric Market

The electric industry is currently undergoing many changes, both in Texas and nationwide.  Total revenues from sales of electricity to ultimate consumers in the United States total over $250 billion per year.  While the Company is not currently subject to competition, it has operated in multiply certificated areas since its existence.  Because the Company is regulated by the Public Utility Commission of Texas, it will be subject to competition in the future.  See State and Federal Regulation – State Regulation.

The Company has experience serving customers in more sparsely populated areas, a majority of which are dually certificated with another utility.  This experience in a competitive market place gives the Company an advantage over other similar sized utilities.  The Company expects that as competition becomes more intense and operations become more complicated, more utilities will want to divest themselves of customers in these sparsely populated areas.  See also Business Strategy.

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

Distribution Operating Statistics

	2005	2004	2003
	(Thousands of dollars)
Revenue:
Residential	$32,248	$29,636	$30,754
Large commercial	22,105	20,242	19,345
Small commercial	23,765	22,247	20,979
Irrigation	4,666	6,078	5,683
Other	340	546	2,317
Farmersville contract	3,408	2,400	2,324
Total Electric Sales	$86,532	$81,149	$81,402

	2005	2004	2003
Meters (active and inactive):
Residential	28,326	27,900	28,753
Large commercial	1,587	1,560	1,553
Small commercial	11,655	11,356	11,398
Irrigation	3,153	3,138	3,131
Farmersville contract	1,594	1,556	1,535
Total Meters	46,315	45,510	46,370

	2005	2004	2003
Deliveries (mWh):
Residential	264,448	252,935	276,133
Large commercial	231,672	219,629	216,675
Small commercial	205,825	195,889	192,499
Irrigation	38,526	44,741	44,612
Other	52	54	63
Farmersville contract	30,447	27,674	28,560
Total Deliveries	770,970	740,922	758,542

Revenues and Customers

The Company’s operating revenues come from electric or electric related sales. Annual sales for 2005 to the Company’s commercial/industrial, residential and irrigation customers accounted for approximately 55%, 39%, and 6%, respectively, of total electric sales.  This trend has remained fairly constant.

Commercial and industrial revenues, derived primarily from electric powered oilfield equipment, are generally not subject to seasonal fluctuation.  Electric power requirements can, however, be affected by a dramatic change in the price of oil, which affects the overall market for oil.  Oil and gas prices have risen over the past few years.  Oilfield activity, and thus electric demand and consumption, may increase because of new drilling programs and the resulting new production.

Residential sales vary with temperature fluctuations, primarily during the summer months, as the Company’s residential customers use more electric power for cooling during the hot summer months. Historically, approximately 30% of the Company’s annual residential sales occur during the period July 1 to September 30.

Irrigation revenues, derived primarily from cotton farmers with electric powered irrigation equipment, are subject to temperature and rainfall fluctuations during the cotton planting and growing seasons. Although irrigation sales are only 6% of all electric sales for 2005, approximately 80% of those irrigation sales occurred during the period April 1 to September 30.

Nonutility Investments and Property

As of December 31, 2005, the Company’s only non-electric business investment is an office building and the related land that serves as its general corporate headquarters in Midland, Texas.

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

In March 2004, the Company signed an agreement with a shareholder of United Fuel to sell the Company’s shares of stock in United Fuel for a $1,300,000 note receivable from that shareholder.  Pursuant to the terms of the agreement, the first installment of $500,000 was received in May 2005, with the remaining balance of $800,000 due in three equal annual installments.  See Note 6 to the consolidated financial statements.

In February 2004, the Company sold limited partner interests it had in real estate partnerships at book value to an unrelated third party in exchange for a note receivable of $286,000, collateralized by the partnership interests.  In prior years, the Company had guaranteed debt of some of the partnerships.  In 2005, the Company obtained a release of those guarantees in exchange for a $50,000 payment to the general partner and forgiveness of the note of $286,000 and associated interest.  See Note 6 to the consolidated financial statements.

Employees

As of December 31, 2005, the Company had 120 full-time and eight part-time employees, none of which were members of any labor unions.

State and Federal Regulation

State Regulation

As a Texas electric utility, the Company is subject to the jurisdiction of the Public Utility Commission of Texas, which has general regulatory authority over rates, certificated territory, and the sale of certain facilities.  At the time of the Company’s conversion from an electric cooperative to an investor owned electric utility, the Texas Public Utility Regulatory Act (“PURA”) provided that a successor to an electric cooperative, such as the Company, would be treated as a cooperative for regulatory purposes. This would have allowed the Board of Directors of the Company to continue to set the rates that it charges its customers and to decide when and if to enter into competition. However, during the 2003 Texas legislative session, SB 1280 was adopted which amended the PURA so that the Company would be treated as an investor owned utility subject to regulation by the PUCT.  The Company’s rates are now subject to regulation and approval by the PUCT, rather than the Company’s Board of Directors, and the PUCT will determine how and when the Company will enter into competition. See also Note 21, “Commitments and Contingencies,” to the consolidated financial statements.

Federal Regulation

A subsidiary of the Company, NewCorp Resources Electric Cooperative, Inc. (“NewCorp”) owns the transmission system that serves the west Texas divisions and is subject to the jurisdiction of the Federal Energy Regulatory Commission.  FERC has authority over wholesale sales of electricity, the interstate transmission of electric power, maintenance of accounting records in accordance with the uniform system of accounts and the issuance of certain securities.

Competition and Restructuring in the Utility Industry

For many years the Company and its Predecessor have faced competition in providing electric distribution services.  A large percentage of its service territory is dually certified with other utilities.  Therefore even though the Company is not currently subject to competition pursuant to the legislation that was passed in Texas in 1999, it competes with other utilities in much of its service territory.  Many of the Company’s competitors are much larger than the Company and have financial resources that are much greater than the Company’s.  The Company competes with other utilities on the basis of price and service.  The Company’s retail rates are comparable to those of other retail electric providers in the state.

Legislation passed in Texas in 1999, which became effective January 2002, will significantly modify the industry and potentially introduce more competition into the Texas retail market.  In the future, the Company’s customers may be able to purchase electricity from other providers, not just those certificated to serve in the service territory.  However, the Company will continue to provide distribution services and receive a wires charge.

The National Energy Policy Act empowers the Federal Energy Regulatory Commission to require utilities to provide transmission facilities for the delivery of wholesale power from other power producers to qualified resellers, such as municipalities, cooperatives and other utilities.  The Company’s transmission facilities in its west Texas divisions, which are in the Southwest Power Pool (“SPP”), are subject to regulation by the Federal Energy Regulatory Commission, and the Company’s transmission facilities in its central Texas division, which are part of the Electric Reliability Council of Texas, Inc., are subject to regulation by the PUCT.  See Note 18 to the consolidated financial statements.

Power Requirements

The Company purchases power for resale to its retail customers from wholesale suppliers and distributes that power to its customers through approximately 305 miles of transmission lines and approximately 11,000 miles of distribution lines.  The Company’s transmission system interconnects with the systems of power suppliers and other utilities, to permit bulk power transactions with other electricity suppliers. The Company owns and operates the transmission system that supplies wholesale power to the Company’s west Texas divisions,   which is a part of the Southwest Power Pool. The SPP coordinates transmission services among its members.  In 2005, the Company purchased all electric power pursuant to wholesale electric power contracts with Southwestern Public Service Company (“SPS”), Lower Colorado River Authority (“LCRA”) and Garland Power and Light (“Garland”), which accounted for approximately 72%, 12%, and 16%, respectively, of the electric power purchases of the Company. Generally, the wholesale electric power supply contracts are based on fixed charges for kWh usage, transportation and auxiliary services and a variable charge for fuel based on kWh usage. The Company’s purchased power costs fluctuate primarily with the price of natural gas. The contracts with SPS, LCRA and Garland expire in 2013, 2016 and 2007, respectively.    Because the market price of gas has increased in recent years, Management expects the price to continue to remain high.  We cannot predict what effect, if any, renegotiation of future expiring contracts may have on the Company’s financial condition and results of operations. However, there is adequate supply of power and generation within the region should the Company need alternative power supplies.  All costs associated with purchased power are passed through to the retail customer.

Environmental Matters

The Company is subject to federal and state regulations with respect to certain environmental matters.  The Company is unaware of any material or potential environmental issues and believes it is in compliance with all environmental regulations.  The laws applicable to environmental concerns can change rapidly and are difficult to predict. Substantial expenditures may be required to comply with these ever changing regulations. The Company analyzes the potential costs arising from environmental matters on an ongoing basis.

Construction and Capital Requirements

The Company has no major construction projects planned at the present time. Utility construction expenditures for 2006 will consist primarily of costs to maintain the Company’s distribution and transmission systems. Total net property additions, including construction work in progress, for the years ended December 31, 2005, 2004 and 2003, were $6,364,000, $4,583,000 and $5,209,000, respectively.  Management’s planned capital expenditures for 2006 are $6,679,000.

Company Website

The Company’s website address is www.caprockenergy.com.  The Company’s reports on Form 10-K and quarterly reports on Form 10-Q are available free of charge at this website.  These reports are made available on the website as soon as practicable after electronically filing with, or furnishing to, the Securities and Exchange Commission.  The information contained on the website is not part of, nor incorporated by reference into, this document.

ITEM 1A. RISK FACTORS

Regulation

The Company is subject to comprehensive regulation by federal and state regulatory agencies which significantly influences the operating environment, and thus the Company’s ability to recover costs from retail customers.  The PUCT regulates many aspects of the Company’s retail distribution operations.  Profitability of the Company is dependent on the ability to recover costs related to providing services to customers.  The Company provides service at rates approved by the PUCT, and these rates are generally regulated based on the Company’s expenses incurred in a test year.  Thus, the rates the Company is allowed to charge may or may not match its expenses at any given period of time.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of costs.  It is possible there could be changes in the regulatory environment or reinterpretations of existing laws or regulations that would impair the Company’s ability to recover costs historically collected from customers, as well as impose additional costs or change the method in which the Company conducts business.

FERC has jurisdiction over wholesale rates for electric transmission service and certain other activities of our transmission subsidiary.  Federal, state and local agencies also have jurisdiction over many of the Company’s other activities, including regulation of retail rates and environmental matters.

The Company is unable to predict the impact on its operating results from the future regulatory activities of any of these agencies.  Changes in regulations or the imposition of new or additional regulations could have an adverse impact on results of operations and therefore could materially affect the Company’s ability to meet its financial obligations.

We remain committed to providing superior service and reliability to customers.  Meeting this commitment requires the expenditure of significant capital and other resources.  The Company’s failure to provide safe reliable service and to meet reliability standards could adversely affect the Company’s operating results as well as cause increased capital and maintenance costs and the imposition of fines and penalties by regulatory bodies.

Rising energy prices

The cost of natural gas and coal has risen over recent years.  The direct effect of these higher costs is somewhat mitigated for the Company because such costs of fuel are recovered from customers through its purchased power recovery.  However, higher fuel costs could significantly impact the Company’s cash flows as a result of timing delays between the collection of fuel cost recoveries and expenditures made for fuel purchases.  Higher fuel costs could also cause a decline in customer demand or an increase in bad debt expense.  The Company is unable to predict future fuel prices or the ultimate impact of such prices on its results of operations or cash flows.

Weather conditions

Weather conditions directly impact the demand for electric power.  In the Company’s service areas, demand for power peaks during the summer months, and severe weather such as tornadoes, storms and ice may cause outages and property damage that may require the Company to incur additional costs that are generally not insured and that may not be recoverable from customers.  The effect of the failure of the Company’s facilities to operate as planned under these adverse conditions would be arduous during a peak demand period.

Economic cycles

Declines in demand for electricity generally follow a sustained downturn in the economy, and lessen cash flows, especially as industrial customers reduce production.  Economic conditions also impact the ability of customers to pay their bills, thus affecting the rate of delinquent customer accounts receivable.

Major suppliers

The Company utilizes suppliers for such items as materials warehousing, meter reading and IT support and services.  The ability of these suppliers to provide goods and services may depend upon such items as financial stability, economic conditions and a stable workforce.  In the event these suppliers are unable to fulfill their commitments or the contracts should not be renewed, the Company could incur additional costs to secure new suppliers at competitive rates and in a timely manner so as to prevent operations from being severely affected.   See also Note 21, Commitments and Contingencies.

LGB Agreement

In November 2005, based in part upon the unanimous recommendation of a special committee of the Board of Directors, the Company signed the LGB Agreement with a newly formed entity, Cap Rock Holding Corporation, owned by LGB.  Shareholders approved the LGB Agreement at a special meeting held on March 10, 2006.  The transaction is subject to certain conditions outside the control of the Company, including approvals by the PUCT and FERC.  The Company is expending considerable time and resources in completing the transaction.  Efforts to satisfy the closing conditions may divert time and attention of Management which would otherwise be focused on the operations of the Company.  In addition, if the conditions to the transaction were not to be satisfied, the Company would need to refocus management efforts on its ongoing operations as a publicly-held utility.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None

ITEM 2. PROPERTIES

Utility Plant

The Company owns and operates a transmission system and distribution systems.  The transmission system carries high voltage electricity over longer distances.   Substations step the voltage down and distribution lines carry that power to the ultimate customers.  The Company’s transmission system serves the west Texas divisions and consists of 17 substations and 305 miles of single pole transmission line that was constructed over a period of several years between 1975 and 1995.  The system provides a looped transmission line at 138 kV that provides for two electric supply delivery points for power providers to tie into and deliver power.  The 17 substations supply sixty-seven distribution line circuits, which serve over 9,800 miles of primary and secondary distribution line in 17 countywide areas and supplies approximately 120 MW of peak electrical power.  Many of the distribution circuits can also be fed from alternative substations in order to minimize outage time.  The Company has two other noncontiguous distribution systems.   The Company also owns real estate related to its electric distribution and transmission business, including easements, right-of-ways, and land where substations, as well as distribution and transmission poles and lines, are located.  Real estate and division office locations in Stanton, Colorado City, Brady and Celeste, Texas, are also owned.  The distribution system is pledged as security under the Company’s mortgage notes.

Nonutility Property

The Company owns a 45,000 square foot office building and the related land that is used as its general corporate headquarters in Midland, Texas. The Company occupies approximately 35% of the building and the remainder is leased to commercial tenants.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business.  In the opinion of Management, based upon information furnished by counsel and others, the ultimate resolution of these claims, except for the proceedings described in Note 21 to the consolidated financial statements, will not have a material impact on the Company’s financial position, operating results or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

NAME	AGE	POSITION
William L. West	49	President and Chief Executive Officer

Ulen A. North. Jr.	60	Executive Vice President

Sammy C. Prough	55	Vice President and Chief Operating Officer

Ronald W. Lyon	50	Vice President, General Counsel, Secretary and Treasurer

Celia B. Page	57	Vice President Special Projects and Assistant Secretary/Treasurer

Melissa D. Davis	48	Vice President, Controller and Chief Accounting Officer

William L. West served as a consultant to the Company from July through December 2003 and joined the Company full time in January 2004 as Chief Strategic Officer, was appointed Vice-President in July 2004, President in December 2004 and was appointed to serve on the Board of Directors at the same time.   He became Chief Executive Officer in March 2006.  Prior to this he was a Senior Manager with KPMG LLP serving in client service and strategic corporate tax consulting capacities from 1997 through July 2003.    Mr. West is a certified public accountant.

Ulen A. North, Jr. has served as Executive Vice President of the Company since its inception.  He served in that same position for the Cooperative from December 1996 until its dissolution.

Sammy C. Prough has served as Vice President and Chief Operating Officer of the Company since its inception.  He served in the same position for the Cooperative from June 1999 until its dissolution.

Ronald W. Lyon has served as Vice President and General Counsel of the Company since October 2001, Secretary since August 2002 and Treasurer since 2005. Prior to that, he was engaged in the private practice of law and served as full-time general counsel to the Cooperative from 1993 until its dissolution.

Celia B. Page joined the Company as Controller in July 2001, and was elected to serve as Assistant Secretary/Treasurer in August 2002, Vice President in December 2002, Chief Accounting Officer in April 2004, and then Vice President Special Projects in March 2006.  She previously served as Senior Vice President and Controller of Costilla Energy, Inc. from April 1996 until July 2001.  Ms. Page is a certified public accountant.

Melissa D. Davis joined the Company as Controller in December 2005, and was elected Vice President, Controller and Chief Accounting Officer in March 2006.  Prior to joining the Company, she was Vice President-Human Resources of Texas-New Mexico Power Company from February 1999 to June 2005, Vice President-Customer Operations from March 1997 to February 1999, and Controller and Chief Accounting Officer prior to that.  She is a certified public accountant.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders of Common Stock

Our common stock is traded on the American Stock Exchange under the symbol “RKE.”  The following table sets forth the range of high and low sales prices per share of common stock for the periods shown, as reported in the consolidated reporting system of the American Stock Exchange.

	Sales Price
	High	Low
2005
First Quarter	$28.12	$23.80
Second Quarter	24.38	17.90
Third Quarter	19.30	15.02
Fourth Quarter	21.07	13.00

2004
First Quarter	$34.50	$30.52
Second Quarter	32.30	27.10
Third Quarter	30.70	23.40
Fourth Quarter	30.40	24.60

As of March 17, 2006, there were approximately 12,101 holders of record of the Company’s common stock.

Dividend Policy

The Company has not declared or paid dividends on its common stock to date, and does not anticipate paying dividends in the foreseeable future.  Any dividends declared would be subject to the prior rights of holders of any outstanding cumulative preferred stock.  At the present time, the Company has not issued preferred stock.  Certain Company loan documents, as well as the terms of the LGB Agreement, restrict the payment of dividends.

Equity Compensation Plans

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	945,753
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	945,753

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial statement information for the years ended December 31, 2005, 2004, 2003 and 2002, and the nine months ended December 31, 2001 and 2000.  The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	YEARS ENDED DECEMBER 31,				NINE MONTHS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001 (1)	2000 (4)
	(Thousands of dollars)
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Operating revenues	$86,975	$82,624	$82,844	$74,637	$53,122	$52,100
Operating expenses	(86,750)	(72,405)	(61,875)	(58,307)	(43,142)	(50,101)
Operating income	225	10,219	20,969	16,330	9,980	1,999
Other income (expense) (2)	(5,064)	(6,926)	(7,634)	(7,140)	(5,550)	(5,915)
Income (loss) before income taxes	(4,839)	3,293	13,335	9,190	4,430	(3,916)
Income tax (expense) benefit (3)	613	232	(2,137)	(414)	—	—
Net income (loss)	$(4,226)	$3,525	$11,198	$8,776	$4,430	$(3,916)

NET INCOME (LOSS) PER COMMON SHARE:

Basic	$(2.58)	$2.28	$7.69	$6.74
Diluted	$(2.58)	$2.21	$7.41	$6.74

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	1,640,276	1,546,271	1,455,443	1,302,355
Diluted	1,686,613	1,596,796	1,510,741	1,302,355

PRO FORMA BASIC AND DILUTED EARNINGS PER SHARE (UNAUDITED):

Net income (loss)					$3.40
Pro forma shares outstanding					1,302,355

	DECEMBER 31,
	2005	2004	2003	2002	2001 (2)	2000 (4)
	(Thousands of dollars)
CONSOLIDATED BALANCE SHEET DATA:

Utility plant	$147,827	$149,361	$152,162	$156,517	$164,547	$170,111
Total assets	187,561	199,687	202,989	211,294	214,459	218,382
Long-term debt, net	130,696	134,032	143,372	148,052	181,732	184,688
Equity and margins					7,672	6,012
Stockholders’ equity	31,228	33,444	26,973	14,738

(1)           The Company changed its year-end from March 31 to December 31, effective December 31, 2001.

(2)           Includes $1,357,000 of impaired costs related to the Lamar combination for the year ended December 31, 2002.

(3)           Upon conversion to a shareholder owned corporation, the activities and transactions of the parent became taxable.

(4)           This selected financial data is provided for informational purposes only.  These numbers are un-audited and are provided for a consistent presentation based on (1) above.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” as defined by the Securities and Exchange Commission.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business.  However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Item 1 of this Form 10-K and the following:

•                  Weather conditions could affect  electricity sales and revenues;

•                  Change in rate structure and ability to earn a fair return on the Company’s rate base and recover the costs of operations;

•                  Federal and state regulatory actions, and associated legal and administrative proceedings, especially as they relate to the oversight authority of the Public Utility Commission of Texas, could affect revenues and earnings and could cause the Company to lose customers through increased competition in the electric utility industry;

•                  Demands for electric power and the associated costs, including changes in the costs of power plant fuels such as natural gas and coal could cause purchased power cost to increase, which could in turn affect customers’ usage and our revenues;

•                  Changes in the Company’s cash position and availability of capital resources;

•                  The effect of accounting pronouncements issued periodically by applicable standard — setting bodies;

•                  General economic and political conditions, including tax laws and rates, inflation rates and interest rates;

•                  Unexpected changes in operating expenses and capital expenditures;

•                  Ability and timing of closure of the LGB Agreement.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.  We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis of the Company’s  financial condition and results of operations for the years ended December 31, 2005, 2004 and 2003, should be read in conjunction with the Company’s audited consolidated financial statements and related notes to financial statements included elsewhere in this document.  Unless otherwise indicated, all references to the Company will include any and all activities of its Predecessor.

Overview

General

Cap Rock Energy Corporation is an electric distribution company operating in various noncontiguous areas in the State of Texas. The Company provides service to over 34,000 active meters in 28 counties covering approximately 13,000 square miles in Texas. This includes 23,200 meters within two operating divisions in the Midland-Stanton area of west Texas, 6,300 meters in the central Texas area around Brady, and over 4,500 meters in northeast Texas in Hunt, Collin and Fannin Counties. The Company also provides management services to the Farmersville Municipal Electric System which services nearly 1,600 meters in Farmersville, Texas.

The Company purchases power from wholesale suppliers and distributes that power to its retail customers over transmission lines covering over 305 miles and then over 11,000 miles of distribution lines. The Company’s primary focus is on the distribution of electricity to its customers, and therefore it has not and does not plan to engage in the generation of electricity.  In 2005, the Company purchased all electric power pursuant to wholesale electric power contracts with three suppliers.  Generally, the wholesale electric power supply contracts are based on fixed charges for kWh usage, transportation and auxiliary services and a variable charge for fuel based on kWh usage. The Company’s purchased power costs fluctuate primarily with the price of fuel used to generate that electricity, which is primarily natural gas and coal. However, all costs associated with purchased power are passed through to the retail customer.

Rate Proceeding

Effective September 1, 2003, the Company became subject to the oversight authority of the PUCT, and the rates and fees charged to customers by the Company are now subject to PUCT approval.  The rate making process has included rate hearings and proceedings over a period of two years.  The Company has not yet received approval from the PUCT of its compliance tariff detailing the new rate plan, but it expects such approval in the second quarter of 2006.  The final order concerning the Company’s rates adopted a decrease of approximately 2%, which amounts to an annual revenue decrease of approximately $2 million based on test year kWh sales.

As of December 31, 2005, a total of $4,335,000 in third party costs had been incurred related to this rate proceeding.  The PUCT ruled that $3,217,000 of these costs would be permitted to be recovered by the Company over a period of three years effective when the new rates go into effect.  Approximately $111,000 of costs were deemed to be not recoverable; therefore these costs were expensed in 2005.  Additional rate case costs of $1,007,000 incurred after the PUCT made its determination been deferred for future recovery as permitted by the Order.

Notices of Violation

The Company received two Notices of Violation (“NOVs”) from the PUCT in October 2004, which cited the Company for charging late fees to residential customers who did not pay their bills on time, and for charging a regulatory surcharge to customers to recover costs incurred in a prior PUCT proceeding.  The Company contended that both of these charges were made in accordance with the Company’s tariff which had been adopted by its Board of Directors in accordance with Texas law at the time.  The PUCT Staff claimed that the Company misapplied its tariff and that, following September 1, 2003, the Company could not charge a rate that, even if authorized by its tariff, violated PUCT rules.

On November 10, 2005, the Administrative Law Judges (“ALJ’s”) issued a Proposal for Decision (“PFD”) recommending that the Company be found to have violated state law and PUCT rules, and recommending that the Company be ordered to pay total refunds and penalties in the amount of $1,567,687 as of July 2005.  The PFD recommended that the refunds be made over a thirteen month period instead of the Staff’s requested one-time credit.  The Company filed exceptions to the PFD on December 6, 2005, which were heard at an open meeting of the PUCT in February 2006.

At an open meeting of the PUCT Commissioners held on February 21, 2006, the PUCT Commissioners voted unanimously to adopt the PFD.  A final order was entered on March 3, 2006.  The Company has recognized a liability for $1,832,000, which represents the amounts required to be refunded to customers plus penalties and interest through December 31, 2005.  See Regulatory Accounting in Note 1 to the consolidated financial statements.  The Company has twenty days from the date of receipt of the final order to file a motion for rehearing and if that is overruled, it can appeal to district court.  The Company filed a motion for rehearing on March 27, 2006.

LGB Agreement

In November 2005, the Company signed a definitive agreement and plan of share exchange with a newly-formed entity owned by LGB.  The shareholders approved the LGB Agreement at a special meeting held on

March 10, 2006.  Approval of the transaction by the PUCT and FERC is also a condition for the LGB Agreement to be consummated.  The LGB Agreement generally provides for payment by the Holding Company of $21.75 per share to the Company’s shareholders.  Following the completion of the transaction, the Company will have no publicly held securities.

Taxes

In connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2004, the Audit Committee of the Board of Directors made a decision to amend applicable tax returns for NewCorp to reflect its status as taxable.  Recoverability of the additional tax expense from ratepayers is uncertain.

Other

In March 2004, the Company signed an agreement with a shareholder of United Fuel to sell the Company’s shares of stock in United Fuel in exchange for a note receivable of $1,300,000 from that shareholder.    Pursuant to the agreement, the first installment of $500,000 was received in May 2005, with the balance of $800,000 plus interest due in equal annual installments over the next three years.  Recognition of the gain was deferred until receipt of principal payments.  In 2005, $140,000 of gain was recognized, with $267,000 of gain recognized with each annual installment.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements.  Certain of the Company’s accounting policies require the application of judgment by Management in selecting the appropriate assumptions for calculating significant financial estimates.  By their nature, these judgments and estimates are subject to an inherent degree of uncertainty.  These judgments and estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers, and information available from other outside sources as appropriate.  Different estimates reasonably could have been used in the current period, or changes in the accounting estimates are reasonably likely to occur from period to period, that could have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.  Management believes that the following financial estimates are both important to the portrayal of the Company’s financial condition and results of operations and require subjective judgment.  Further, it is believed that the items discussed below are properly recorded in the financial statements for all periods presented.  Management has discussed the development, selection and disclosure of the most critical financial estimates with the Audit Committee of the Board of Directors.

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

Revenue Recognition Policy.   The Company records revenue based on amounts billed to customers as well as unbilled amounts based upon an estimate of the revenues for energy and service delivered from the latest billing through the end of the period.

Stock Based Compensation.  Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock incentive plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

Tax Liabilities and Valuation of Deferred Tax Assets.   The Company is required to assess the ultimate realization of deferred tax assets generated from net operating losses, and capital losses incurred on the sale of assets.  This assessment takes into consideration tax planning strategies within the Company’s control, including assumptions regarding the availability and character of future taxable income.

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

Postretirement Healthcare Benefits.  The Company provides certain postretirement healthcare benefits to employees and retirees.  Determining the costs associated with such benefit is dependent on various actuarial assumptions including demographics (age, sex, mortality rates, discount rates) used in determining the projected benefit obligations, and current and projected health care cost trend rates.  Independent actuaries perform the required calculations, in accordance with accounting principles generally accepted in the United States.  Actual results that differ from the actuarial assumptions are generally accumulated and amortized over future periods.

Results of Operations

	Year Ended December 31,
	2005	2004	2003
	(Thousands of dollars)
Operating Revenues:
Electric revenues	$86,532	$81,149	$81,402
Other	443	1,475	1,442
Total operating revenues	$86,975	$82,624	$82,844

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

Electric revenues increased $5,383,000 between 2004 and 2005, which relates to:

•                  Increases in power cost recovery of $6,002,000, which is related to the increases in fuel expenses from suppliers, which are passed through to customers;

•                  Increase in kWh sales of $6,234,000;  offset by

•                  Refund of over collection of prior period purchased power and disallowed costs of $4,373,000;

•                  Reduction of $2,955,000 in revenues collected for the recovery of transmission service.

The $4,373,000 was established as a regulatory liability in 2004 and was refunded to customers from January through September of 2005.

A final order from the PUCT concerning the Company’s rates adopted a decrease of approximately 2%, which amounts to an annual revenue decrease of approximately $2 million based on test year kWh sales, commencing when the final order is approved.  This rate decrease will negatively impact the Company’s future revenues.

Other revenues decreased as the Company’s ability to charge late payment fees was limited by the tariff.

Electric revenues decreased $253,000 between 2003 and 2004, the aggregate components were:

•                  An increase in power cost recovery of $2,702,000;

•                  Increase in wholesale sales and kWh sales of $801,000;

•                  A decrease in 2004 of $3,755,000 as a result of the 2003 change in accounting principle.

The increase in power cost recovery is comprised of the increase of the pass through of fuel costs to customers of $4,150,000, and a decrease in the amount of revenue recognition related to a regulatory surcharge authorized by the Board of Directors of $1,448,000.  It was intended to recover some of the expense incurred in connection with the Company’s response to Opposing Interveners actions in the CCN case.  A total of $2,354,000 was billed to customers from June 2003 through February 2004; $92,000 was recognized as revenue in 2004, $1,539,000 was recognized as revenue in 2003, and the remainder of $723,000 was shown as a regulatory liability on the balance sheet at December 31, 2004.

The Company had been realizing deferred revenue of $4,364,000 equally over a 24 month period from January 2002 to December 2003.  This revenue was recognized equally in both the 2003 and 2002 periods, and was billed through the power cost recovery factor, and is not being reflected in any future periods.  This item related to purchased power that was expensed in prior years.

	2005	2004	2003
	(Thousands of dollars)
Operating Expenses:
Purchased power	$48,046	$40,032	$36,578
Operations and maintenance	12,995	10,331	10,135
General and administrative	10,736	7,518	4,639
Stock compensation	4,389	4,925	2,133
Depreciation and amortization	8,120	7,416	6,719
Property taxes	1,819	1,925	1,345
Other	645	258	326
Total operating expenses	$86,750	$72,405	$61,875

Purchased power expense normally moves in relation to electric demand and consumption.    Contract terms with wholesale power suppliers provide for pricing based upon the price of fuel, demand and usage.    All costs of power are passed through to the Company’s retail customers.

Purchased power increased $8,014,000 from 2004 to 2005 because of an increase in the price of fuel from suppliers of approximately $6,002,000 and increased kWh sales of $2,012,000.

Purchased power increased $3,454,000 from 2003 to 2004.  The net changes related to:

•                  Disallowed power cost of $3,074,000 because of an increase in fuel cost related to the regulatory liability because of over collection of power cost recovery;

•                  Increase in power costs of $4,754,000; offset by

•                  Decrease of $4,412,000 in 2004 because of the conclusion in 2003 of the rate making treatment of the capital lease payments associated with the transmission system.

Rate-making treatment required the Company to classify the amortization of property and equipment under the capital lease related to the Company’s transmission system, as well as the associated interest expense, as purchased power.  Because the lease was extinguished in September 2003, the treatment is no longer applicable, and the remaining net book value of the transmission system is being depreciated over its remaining life, and that expense is reflected in Depreciation and Amortization expense.

Operations and maintenance increased $2,664,000 from 2004 to 2005 because of the following:

•                  Increase in salaries and benefits of $872,000;

•                  Increase in allocated overhead from general and administrative of $598,000;

•                  Increase of $593,000 in 2005 in costs related to vehicles such as maintenance and repairs, fuel and lease costs;

•                  Increase of $329,000 for outsourced and professional services.

Operations and maintenance increased $196,000 between 2004 and 2003.  The majority of the change is related to an increased need in maintenance for the distribution and transmission systems which resulted in current expense, as opposed to engaging in construction activities that would have resulted in capitalized costs.

General and administrative expenses increased by $3,218,000 from 2004 to 2005 because of the following:

•                  Increased legal and settlement costs of $1,890,000 in 2005, the majority of which related to costs incurred with respect to the LGB Agreement;

•                  Increase of $457,000 in penalties related to the PUCT’s decision on certain Notice of Violations;

•                  Increase in 2005 of $524,000 for Board of Directors’ fees as they related to the additional meetings in connection with the LGB Agreement;

•                  Increase in 2005 of $564,000 in professional services;

•                  Increase in 2005 of $329,000 for bad debt expense, the majority of which is the result of forgiveness of the note receivable related to the real estate partnerships;

•                  Increased costs of $443,000 in 2005 related to IT support and outsourced IT functions;

•                  Decrease from 2004 to 2005 as a result of allocations to utility plant and operations and maintenance of $1,509,000.

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

In December 2002, the shareholders approved the Stock Incentive Plan which authorized a total of 800,000 shares under that plan.  See “Equity Compensation Plans” under Item 5.  In April 2003, each employee was granted a noncash stock award, with vesting over 5 years.  Officers, directors and certain retired directors were also granted noncash stock awards in July 2003, with vesting periods ranging from 1 to 5 years.  Both awards are being amortized to expense over periods of 2 to 5 years, with the expense reflecting the fair value of the award.

In late April 2005, an award of stock was granted to employees, officers and directors in order to compensate them for the effects of withholding shares for taxes on a previous award.  This award, of 134,098 shares, was immediately vested, and the fair value of the award of $3,060,000 was expensed.

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

Depreciation and amortization increased $704,000 from 2004 to 2005 largely because of the amortization for a full year of the capitalized costs of the IT system.

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

In connection with the original ten year capital lease associated with the transmission system, generally accepted accounting principles required the Company to amortize the asset over a period consistent with the lease payments.  This period was much shorter than the estimated life of the asset, and the amortization was charged to purchased power.  Because the capital lease was extinguished in September 2003, and the rate-making treatment is no longer applicable, the method of depreciation and life of the transmission system assets was changed to a straight-line method in 2003.

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

Certain IT costs associated with the change in the operating environment, the software applications and implementation process have been capitalized.  The Company began a 5 year amortization period beginning March 2004, which was the end of the planned implementation.  In addition, the ongoing costs for maintenance and IT support are based on the number of meters per respective month and, based on the number of meters as of December 31, 2005, will approximate $1,615,000 per year through the term of the contract, which is December 2007.  All applications are anticipated to be operational by mid 2006.

Historically, property tax expense had remained relatively constant.  In 2004, such expenses increased $580,000 because of current appraisal methodologies used in the ad valorem taxation of investor owned utilities in Texas, as well as the Company’s revenue-generating ability, as compared to its former status as a cooperative.

Other expense for 2005 includes the write off of rate case costs of $111,000 that we determined were not recoverable from customers.

	Year Ended December 31,
	2005	2004	2003
	(Thousands of dollars)
Other Income (Expense):
Allocation of income from associated organizations	$573	$540	$530
Interest expense, net of capitalized interest	(6,230)	(7,983)	(8,047)
Interest and other income	528	646	795
Other	65	(129)	(912)
Total other income (expense)	$(5,064)	$(6,926)	$(7,634)

Interest expense decreased $1,753,000 between 2005 and 2004 because of the following;

•                  Decrease in 2005 of $2,151,000 due to interest expense in 2004 on the Beal Bank loan which was repaid in 2004, and the expensing of related fees and costs;

•                  Increase in 2005 interest expense related to the CFC mortgage debt because of an increase in interest rates.

Interest expense decreased $64,000 between 2003 and 2004 because of the following:

•                  Amortization of all remaining fees and costs incurred with respect to the Beal Bank loan caused an increase of $787,000 from 2003 to 2004;

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

	2005	2004	2003
	(Thousands of dollars)
Income Tax Expense:
Income tax expense (benefit)	$(613)	$(232)	$2,137

Income tax expense decreased $681,000 and $2,369,000 between 2004 and 2005, and 2003 and 2004, respectively.  As of December 31, 2005, the Company has net operating loss carryforwards of approximately $19,005,000 which are scheduled to expire in 2011 through 2025.  As of December 31, 2005, there was a net deferred tax asset of $312,000, but a valuation allowance had been recorded against it.  The decrease in the net deferred tax liability is due largely to the increase in the net operating loss carryforwards.

The large change in the effective tax rate of (7.1)% in 2004 and (12.7)% in 2005 as compared to the statutory rate is due largely to the valuation allowance and expired capital loss in 2004, and nondeductible compensation in 2005.

In early 2004, the IRS notified the Company that it intended to examine the federal income tax return of the Cooperative for the year 2001.   The IRS completed its examination in 2005, and there was no impact on the Company’s financial position or results of operations.

The Company was notified in December 2005 that the Texas State Comptroller’s Office intended to examine the state franchise tax returns of Energy for the preceding four years.  Management believes there will be no material impact on the Company’s financial position or results of operations.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s obligations and commitments to make future payments under certain contractual obligations:

	2006	2007	2008	2009	2010	Thereafter	Total
	(Thousands of dollars)

Debt obligations	$3,433	$29,822	$3,178	$3,333	$3,469	$90,807	$134,042
Capital lease obligations	73	31	17	17	18	4	160
Operating lease obligations	695	557	228	147	101	—	1,728
Purchase obligations (1)	4,216	2,359	630	630	630	2,456	10,921
Other long term liabilities (2)(3)(4)	1,183	617	579	580	569	35,226	38,754

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

(2)          Includes actuarially calculated amounts for post retirement healthcare costs of $480,000, $552,000, $547,000, $559,000, and $568,000 for the years ended 2006, 2007, 2008, 2009 and 2010, respectively, as well as $35,226,000 for the years 2011 through 2050.

(3)          The Company has a contract with the City of Farmersville, Texas, to act as an agent to provide power and related billing and collection functions, and is obligated to the City to make payments on a revenue sharing type basis.  The 2006, and estimated 2007, annual payments aggregate $630,000.

(4)          Payments to or benefits to be provided to advisory council members are included.

Liquidity and Capital Resources

As of December 31, 2005, the Company had:

•                  Cash  of $9,857,000;

•                  Working capital of $4,609,000; and

•                  Long-term indebtedness of $130,696,000, net of current portion.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures which are recovered in subsequent and future periods through rates.  Capital necessary to meet these cash requirements is derived primarily from internally generated funds.

The decrease in cash of $11,111,000 from 2004 to 2005 is due largely to the refund of $4,373,000 to customers of the over collection of prior period purchased power, the under recovery of purchased power revenue of $2,147,000, increase in expenditures for utility plant of $1,781,000, and a general increase in Operations, Maintenance and General and Administrative expenditures.

Management feels the Company has adequate resources to meet its obligations for 2006, including those enumerated in the table under “Contractual Obligations and Other Commitments.”

LGB Agreement:  The consummation of the LGB Agreement is expected to provide a $15 million line of credit to the Company.  This capital availability will allow the Company to progress and achieve certain long range goals and objectives, as well as provide short term cash for operations and maintenance.  Subsequent to the consummation of the transaction, the Company will be privately held.

Deferred Taxes:  The Company’s identification of a technical tax issue related to the income tax treatment, for financial reporting purposes, regarding the tax exempt status of one of the Company’s subsidiaries resulted in additional income tax expense for 2004.  This will not require an immediate cash outlay because it affects deferred taxes payable.  The Company had generated net operating losses in earlier periods that was used to offset the taxable nature of the subsidiary.  The use of the net operating losses earlier than expected may also result in increased taxes payable and a comparable decrease in earnings in future periods to the extent of the unavailable net operating losses.

Mortgage Debt:  Through 2001, one of the Company’s primary sources of capital and liquidity had been borrowings from the Company’s primary lender, National Rural Utilities Cooperative Finance Corporation (“CFC”).

These borrowings are collateralized by substantially all of the Company’s utility distribution assets. The existing long-term debt consists of a series of loans from CFC that impose various restrictive covenants, including the prohibition of additional secured indebtedness of Energy, or the guaranty of such, and requires the maintenance of a 1.35 debt service coverage ratio as defined in the CFC loan agreements. In addition, the Company may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its customers if the ratio of equity to total assets is less than a stated percentage. At December 31, 2005, the Company was in compliance with its CFC loan agreements and the applicable covenants.   See Note 10 to the consolidated financial statements for a discussion of CFC’s waivers related to the prior conversion from a cooperative to a stock holder owned corporation.

Substantially all of the CFC mortgage notes are subject to interest rate repricing at the end of various periods.  The Company anticipates refinancing one of the mortgage notes that has a balloon payment of $26,367,000 due in 2007, or other options may be available if the LGB Agreement is closed.  Mortgage notes with CFC as of December 31, 2005, and the applicable interest rates are as follows:

Interest Rate		Repricing in January	Amount
			(in thous)

Fixed	5.15%	2007	$62,822
Fixed	4.50%	2007	5,834
Fixed	6.45%	2011	37,825
Fixed	4.30%	—	27,345
Fixed	6.40%	—	215
Fixed	7.00%	—	1
Total mortgage debt			$134,042

Stock Compensation:  Stock awards were made to employees, officers and directors in 2005, 2004 and 2003.  Noncash compensation expense of $4,389,000, $4,925,000 and $2,133,000 was recorded for 2005, 2004 and 2003, because the fair value of the award is being amortized over each of the applicable vesting periods.  If the LGB Agreement closes, all remaining unvested awards will immediately vest, causing all remaining deferred expense to be recognized.  Deferred compensation at December 31, 2005 is $609,000.  If the LGB Agreement is not closed, expected noncash compensation expense by year would be as follows:   2006 - $261,000, 2007 - $253,000 and 2008 - $95,000.

Note Receivable:  Pursuant to the terms of the note receivable agreement with the shareholder of United Fuel, the first installment of $500,000 was received in May 2005, with the remaining balance of $800,000 due in three equal annual installments.

Postretirement Healthcare:  The Company provides continued major medical coverage to retired employees and their dependents.  The actuarially calculated estimate of costs for future years is shown in the table under “Contractual Obligations and Other Commitments.”  A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total of service cost and interest cost	$133	$(105)
Effect on accumulated post retirement benefit obligation	1,639	(1,310)

Regulatory Matters:  The Company has not yet received approval from the PUCT of its compliance tariff detailing its new rate plan, but expects such approval during the second quarter of 2006.  The PUCT’s final order concerning the Company’s rates adopted a decrease of approximately 2%, which amounts to an annual revenue decrease of approximately $2 million based on test year kWh sales.

Recently Issued Accounting Standards

A discussion of recently issued accounting pronouncements is described in Note 1 to the consolidated financial statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

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

Credit Risk

The Company’s concentrations of credit risk consist primarily of cash, trade accounts receivable, sales concentrations with certain customers, and a note receivable from a third party.

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

In February 2004, the Company sold minor limited partner interests it had in real estate partnerships at book value to an unrelated third party in exchange for a note receivable of $286,000, collateralized by the partnership interests.  In prior years, the Company had guaranteed debt of some of the partnerships.  In 2005, the Company obtained a release of those guarantees in exchange for a $50,000 payment to the general partner and forgiveness of the note of $286,000 and associated interest.

In March 2004, the Company signed an agreement with a shareholder of United Fuel to sell the Company’s shares of stock in United Fuel for $1,300,000 in exchange for a note receivable from that shareholder.  Pursuant to the terms of the agreement, the first installment of $500,000 was received in May 2005, with the remaining balance of $800,000 due in three equal annual installments.

Interest Rate Risk

The Company is subject to market risk associated with interest rates on our CFC long-term indebtedness.  The Company’s mortgage debt with CFC allows for a change from variable rate to fixed rate with no additional fees.  Mortgage notes of $62,822,000 with current interest rates of 5.15% are due to be repriced in January 2007, mortgage notes of $5,834,000 with current interest rates of 4.50% are due to be repriced in January 2007,  $37,825,000 with current interest rates of 6.45% are due to be repriced in January 2011.  No repricing is scheduled for the following:  $27,345,000 with a fixed rate of 4.3%, $215,000 with a fixed rate of 6.40%, and $1,000 with a fixed rate of 7%.  A 1% change in interest rates would cause a change of $1,340,000 in interest expense.  The Company attempts to take advantage of low interest rate environments, as well as repricing interest rates over staggered periods.

ITEM 8.  Financial Statements and Supplementary Data

The consolidated financial statements are set forth on pages F-1 through F-31 of this Form 10-K.

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

During the period covered by this report, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005, (the “Evaluation Date”), had concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as required by paragraph (b) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15) were effective.

Restatement of Previously Issued Consolidated Financial Statements.  For the year ended December 31, 2004, it was determined that certain tax positions maintained by the Company through its conversion from an electric cooperative to an investor owned utility, might not be correct.   In connection with that change in corporate status, the Company had independent professional consultants evaluate the corporate structure of the Company and its subsidiaries.  Based on that review, the Company believed the subsidiary would continue to qualify as a tax exempt cooperative.  Therefore, the Company treated the subsidiary as tax exempt for both financial and tax reporting purposes.  However, the tax structure of the subsidiary was reviewed and issues arose concerning its exempt status.    As a result of the Company’s identification of the issue, on August 24, 2005, Management and the Audit Committee concluded, after consultation with its independent accountants, that the Company would amend and restate its Annual Report on Form 10-K for the year ended December 31, 2004, to treat the subsidiary as a taxable entity for financial reporting purposes.  The Company had generated net operating losses in earlier periods that would be used to offset the taxable nature of the subsidiary.  The use of the net operating losses, earlier than expected, may result in taxes payable that are greater than originally disclosed.

After reviewing the circumstances leading to the issue discussed above, it was determined that there was a material weakness in the Company’s internal controls over financial reporting for the period ended December 31, 2004.  The weakness concerned reliance on the opinions of the Company’s outside professionals, and controls surrounding procedures associated with issues and positions proposed by outside professional consultants that were adopted by the Company.   The Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures over financial reporting were not effective at December 31, 2004, to enable the Company to record, process, summarize and report information required to be included in the Company’s SEC filings within the required time period, and to ensure that such information was accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities

Exchange Act of 1934 Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2005, that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management is implementing additional procedures for evaluating issues and positions proposed by independent professional consultants that are adopted by the Company.  These procedures included formalizing the process for adoption of any outside professional opinion; if a question arises as to the position taken, notification to executive management and the Audit Committee; and seeking further professional opinions and/or guidance from those experienced in any specific subject matter.  The Company’s management is implementing these additional controls surrounding procedures associated with issues and positions proposed by outside professional consultants that are adopted by the Company, and believe that the controls are adequate to assure that similar errors will not recur.

ITEM 9(b).          OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The information relating to the Company’s directors required by Item 10 is intended to be set forth in the definitive proxy statement to be filed with the SEC for the 2006 Annual Meeting of Shareholders.  However, if the definitive proxy statement for the 2006 Annual Meeting of Shareholders has not been filed with the SEC by April 30, 2006 (including as a result of or in anticipation of the consummation of the transactions contemplated by the LGB Agreement), the Company will amend this annual report on Form 10-K to include such information if required at such time.  If the proxy statement has been filed by such time, the information is intended to be incorporated herein by reference to the material appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be filed with the SEC.

The information required by this item concerning the Company’s executive officers is included in Part I, Item 4, of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is intended to be set forth in the definitive proxy statement to be filed with the SEC for the 2006 Annual Meeting of Shareholders.  However, if the definitive proxy statement for the 2006 Annual Meeting of Shareholders has not been filed with the SEC by April 30, 2006 (including as a result of or in anticipation of the consummation of the transactions contemplated by the LGB Agreement), the Company will amend this annual report on Form 10-K to include such information if required at such time.  If the proxy statement has been filed by such time, the information is intended to be incorporated herein by reference to the material appearing under the captions “Compensation of Directors,”  “Compensation of Named Executive Officers,”  “Performance Graph” and “Compensation Committee Report” in the proxy statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is intended to be set forth in the definitive proxy statement to be filed with the SEC for the 2006 Annual meeting of Shareholders.  However, if the definitive proxy statement for the 2006 Annual Meeting of Shareholders has not been filed with the SEC by April 30, 2006 (including as a result of or in anticipation of the consummation of the transactions contemplated by the LGB Agreement), the Company will amend this annual report on Form 10-K to include such information if required at such time.  If the proxy statement has been filed by such time, the information is intended to be incorporated herein by reference to the material appearing under the caption “Beneficial Ownership of Voting Securities” and “Equity Compensation Plans” in the proxy statement to be filed with the SEC.

See Item I in Part I concerning the LGB Agreement and the anticipated change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is intended to be set forth in the definitive proxy statement to be filed with the SEC for the 2006 Annual Meeting of Shareholders.  However, if the definitive proxy statement for the 2006 Annual Meeting of Shareholders has not been filed with the SEC by April 30, 2006 (including as a result of or in anticipation of the consummation of the transactions contemplated by the LGB Agreement), the Company will amend this annual report on Form 10-K to include such information if required at such time.  If the proxy statement has been filed by such time, the information is intended to be incorporated herein by reference to the material appearing under the caption “Certain Relationships and Related Transactions” in the proxy statement to be filed with the SEC.

In November 2005, the Company entered into a retainer agreement with David W. Pruitt, who was then the Company’s Chief Executive Officer.  The agreement provided that Mr. Pruitt would continue to serve as Chief Executive Officer until the special meeting of shareholders on March 10, 2006, after which he retired as CEO. The retainer agreement provided that he would also continue to serve on the Board of Directors and be entitled to all benefits generally available to board members and retirees.  Mr. Pruitt and the Holding Company entered into a restricted stock agreement at the same time as the LGB Agreement, which modified Mr. Pruitt’s retainer agreement subject to closing of the transactions contemplated by the LGB Agreement.  The restricted stock agreement provides that he will serve as a non-employee advisor and consultant to the Company with a monthly retainer of $19,000, continuation of service as a board member without additional compensation, and the granting of 54,438 shares of restricted stock of the Holding Company.  If his services are terminated or if he dies or becomes totally disabled, the Holding Company will cause Mr. Pruitt to be paid a lump sum amount equal to $35,000 times the number of months remaining on the term of the retainer agreement.  The restricted shares will vest upon LGB achieving certain performance results on its investment.  Any unvested shares will be forfeited.

Pursuant to his amended employment contract, William L. West continued to serve as President of the Company until the special meeting of shareholders held on March 10, 2006, after which he remained President but also succeeded Mr. Pruitt as Chief Executive Officer.  The Holding Company and Mr. West entered into an employment agreement which will replace the existing employment agreement upon closing of the LGB Agreement.  The employment agreement with the Holding Company provides for his employment as president and chief executive officer of the Holding Company, a restricted stock grant of 18,497 shares of the Holding Company, and a retention bonus of $938,068 as an incentive to remain through the closing and facilitating the consummation of the transactions contemplated by the LGB Agreement.  Vesting of the restricted shares occurs only when Mr. West achieves certain employment goals and LGB meets certain performance results on its investment in the Holding Company.  Any unvested shares will be forfeited.  Under certain circumstances, if Mr. West’s employment is terminated after the close of the LGB Agreement, the Holding Company may be obligated to pay Mr. West a lump sum amount equal to 2.5 times his current salary.

The Holding Company and certain of the other executive officers entered into restricted stock agreements with provisions similar to the restricted stock grants given to Mr. West.  In addition, the Holding Company agreed to pay Ronnie W. Lyon, Vice President and General Counsel, a retention bonus of $690,070 as an incentive to remain through the closing and facilitating the consummation of the transactions contemplated by the LGB Agreement.

In connection with the LGB Agreement, the Holding Company and certain executive officers entered into rollover agreements, in which a certain number of Company shares owned by each of them will be “rolled over” into shares of the Holding Company.

Upon entering into the restricted stock agreements described above, each of these individuals surrendered any right under his or her current employment contract to receive any payment to which they may have been entitled as a result of a change of control of the Company.

A full description of the terms of the LGB Agreement can be found in the definitive proxy statement of the Company filed with the SEC on January 30, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is intended to be set forth in the definitive proxy statement to be filed with the SEC for the 2006 Annual Meeting of Shareholders.  However, if the definitive proxy statement for the 2006 Annual Meeting of Shareholders has not been filed with the SEC by April 30, 2006 (including as a result of or in anticipation of the consummation of the transactions contemplated by the LGB Agreement), the Company will amend this annual report on Form 10-K to include such information if required at such time.  If the proxy statement has been filed by such time, the information is intended to be incorporated herein by reference to the material appearing under the caption, “Principal Accountant Fees and Services.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

Financial Statements

For a list of the consolidated financial statements filed as part of this Form 10-K, see the Index to Consolidated Financial Statements on page F-1.

Financial Statement Schedule

The following financial statement schedule is included in Item 14: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

Exhibits

Exhibit No.	Item
Exhibit 2.1	Agreement and Plan of Share Exchange, dated as of November 4, 2005, between Cap Rock Energy Corporation and Cap Rock Holding Corporation (originally filed with Form 8-K dated November 4, 2005) (1)
Exhibit 3.1	Articles of Incorporation of the Company and amendments thereto (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 3.2	Bylaws of the Company (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 3.2a	Amended and Restated Bylaws of Cap Rock Energy Corporation (originally filed with Form 10-K for year ended 12/31/03 dated 4/10/04 (1)
Exhibit 3.3	Restated and Amended Articles of Incorporation of the Cooperative (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 3.4	Bylaws of the Cooperative (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 3.5	Amended and Restated Bylaws of the Company (originally filed with Amendment No. 4 to Form S-1 dated 6/17/01) (1)
Exhibit 3.6	Amended and Restated Articles of Incorporation of the Company (originally filed with Amendment No. 4 to Form S-1 dated 6/17/01) (1)
Exhibit 3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (originally filed with Amendment No. 4 to Form S-1 dated 6/17/01) (1)
Exhibit 3.8	Amended and Restated Bylaws of the Company (originally filed with Form 10-Q for the quarter ended 9/30/02, dated 11/14/02) (1)
Exhibit 3.9	Amended and Restated Bylaws of the Company (originally filed with Form 10-Q for the quarter ended 6/30/05) (1)
Exhibit 5.1	Opinion of Ronald W. Lyon (originally filed with Amendment No. 3 to Form S-1 dated 5/11/01) (1)
Exhibit 8.1	Tax Opinion of Looper Reed & McGraw, a Professional Corporation (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)
Exhibit 9.1

Principal Shareholder Agreement, dated as of November 4, 2005, among Cap Rock Holding Corporation and David W. Pruitt, Ulen A. North, Jr., Sam Prough, Celia B. Page, Ronald W. Lyon and William West (originally filed with Form 8-K dated November 4, 2005) (1)

Exhibit 10.1

Second Amendment to Transaction Documents dated November 9, 1994, between Southwestern Public Service Company, the Cooperative, et. al. (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.2

Restated Mortgage and Security Agreement dated September 21, 1988, made by and between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.3

Second Restated Mortgage and Security Agreement dated October 24, 1995, made by and between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.4	Loan Agreement dated October, 1995, between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Form S-1 dated July 31, 2001) (1)

Exhibit 10.5

First Amendment to Loan Agreement dated as of October 28, 1997, between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Form S-1 date July 31, 2001) (1)

Exhibit 10.6

Loan Agreement dated as of June 22, 2000, between the Cooperative and National Rural Utilities Cooperative Finance Corporation and amendment (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.7	Loan Agreement dated December 13, 1994, between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Form S-1 date July 31, 2001) (1)
Exhibit 10.8	Loan Agreement dated March 30, 1993, between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Form S-1 date July 31, 2001) (1)
Exhibit 10.9

Loan Agreement dated March 10, 1992, TX 107-A-9025, between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.10	Loan Agreement dated May 17, 1990, between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.11	Loan Agreement dated March 22, 1990, between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.12	Notice of Meeting and Proxy Statement for Special Meeting held October 20, 1998 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.13

Commitment letter dated as of February 11, 2000, between National Cooperative Services Corporation and Cap Rock Energy Corporation for credit facilities associated with the purchase of certain electric assets owned by Citizens Utilities Company (originally filed with Form S-1 date July 31, 2001) (1)

Exhibit 10.14

Loan Agreement dated March 10, 1992, TX 107-A-9026, between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)

Exhibit 10.15

Purchase and Sale Agreement dated as of February 11, 2000, between the Company, the Cooperative and Citizens Utilities Company regarding Arizona Electric (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.16

Purchase and Sale Agreement dated as of February 11, 2000, between the Company, the Cooperative and Citizens Utilities Company regarding Vermont Electric (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.17	Power Sale Agreement dated May 1, 1999, between the Cooperative and Electric Clearinghouse, Inc. (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.18	Wholesale Power Supply and Services Contract dated April 16, 1997, between Texas New Mexico Power Company and the Cooperative (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.19

Southwestern Public Service Company Wholesale Full Requirements Service Rate Schedule and related Agreement, as amended, with the Cooperative (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.20

Ordinance of the City of Greenville, Texas, granting to the Cooperative a franchise for the transmission and distribution of electricity (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.21

Ordinance of the City of Midland, Texas, granting to the Cooperative a franchise for the transmission and distribution of electricity (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.22	Ordinance of the City of Stanton, Texas, granting to the Cooperative a franchise for the transmission and distribution of electricity (originally filed with Form S-1 date July 31, 2001) (1)
Exhibit 10.23

Employment Contract between the Cooperative and Ulen North dated July 21, 1992 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (subsequently filed with Form 10-K for year ended 12/31/03 dated 4/10/03) (1)

Exhibit 10.23a	Employment Contract between Cap Rock Energy Corporation and Ulen A. North, Jr. dated September 12, 2001 (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)
Exhibit 10.24	Employment Contract between the Cooperative and David W. Pruitt dated August 3, 1992 (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)
Exhibit 10.24a	Employment Contract between Cap Rock Energy Corporation and David W. Pruitt dated September 11, 2001 (originally filed with Form 10-K for year ended 12/31/03 dated 4/10/04) (1)
Exhibit 10.25	Achievement Based Compensation Agreement Corporate Asset Non-CFC Financing Arrangements dated August 28, 1994 (originally filed with Form S-1 date July 31, 2001) (1)
Exhibit 10.26	Achievement Based Compensation Agreement Corporate Asset Non-CFC Financing Arrangements dated October 27, 1992 (originally filed with Form S-1 date July 31, 2001) (1)
Exhibit 10.27	The Cooperative’s Supplemental Executive Deferred Compensation Retirement Plan (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.28	Cap Rock Energy Corporation 2001 Stock Incentive Plan (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.29	Cap Rock Energy Corporation 2001 Employee Stock Purchase Plan (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.30	Form of Equity & Membership Redemption Options (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.31	Form of Equity Redemption Options (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.32

Agreement for Purchase and Sale dated February 7, 2000, by and among Walter Mickelson, et al., Multimedia Development Corporation and New West Resources, Inc. (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.33

Stock Acquisition Agreement dated January 1, 2001, between Thomas E. Kelly, Richard C. Skillern, Johnny D. Grimes, Billy D. Grimes and New West Resources, Inc. (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)

Exhibit 10.34

Consolidating Loan Agreement dated March 30, 1993, between Cap Rock Electric Cooperative, Inc. and National Rural Utilities Cooperative Finance Corporation (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.35	Integrated Supply Agreement between Cap Rock Electric Cooperative, Inc. and Temple, Inc. (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)
Exhibit 10.36	Employment Contract between the Cooperative and Mickey Sims (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.37

Amendment to Line of Credit Agreement dated June 27, 1997, between National Rural Utilities Cooperative Finance Corporation and the Cooperative (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.38

Loan Agreement dated March 10, 1992, TX 107-A-9027, between the Cooperative and National Rural Utilities Cooperative Finance Corporation (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)

Exhibit 10.39	Achievement Based Compensation Contract of the Cooperative dated August 22, 2000 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
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
Exhibit 10.42

Amendment to Wholesale Power Agreement dated September 28, 1987, between Lower Colorado River Authority and McCulloch Electric Cooperative, Inc. (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.43	Director Compensation Plan of the Company (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.44	Trust Agreement for the Cooperative Supplemental Executive Deferred Compensation Retirement Plan (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.45	CFC Secured Revolving Line of Credit Agreement dated June 24, 1997 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.46	Achievement Based Compensation Agreement of the Cooperative dated June 29, 1999 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.47	Agreement to Combine McCulloch and Cap Rock Electric Cooperatives dated June 30, 1999 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.48	Management Service Agreement between Cooperative and Lamar Electric Cooperative Association (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.49	Notice of Annual Meeting and Proxy Statement for Members of McCulloch Electric Cooperative held on August 21, 1999 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.50	Agreement to Combine Lamar and Cap Rock Electric Cooperatives dated October 28, 1999 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.51	Loan Agreement between NewWest Resources, Inc, Cap Rock Electric Cooperative, Inc. and Bank United Texas FSB dated July 12, 2000 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.52	Unconditional Guaranty from Cap Rock Electric Cooperative to Bank United Texas FSB dated July 12, 2000 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
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
Exhibit 10.56

Term Loan Agreement between Eddins-Walcher Company, Frank’s Fuels, United Fuel & Energy Corporation, and NewWest Resources dated July 12, 2000 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.57	NewCorp Resources Electric Cooperative Open Access Transmission Tariff (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.58	Supplement to the Restated Mortgage and Security Agreement between the Cooperative and CFC dated May 17, 1990 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.59	Loan Agreement between Cap Rock Cooperative Finance Corporation and CFC dated June 22, 1999 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.60	Confirmation Letter between Electric Clearinghouse, Inc. and the Cooperative dated May 27, 1999 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.61	Service Agreement Rate Schedule WP between NewCorp Resources and Cap Rock Electric Cooperative dated March 31, 1995 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.62	Transaction Agreement dated as of September 9, 1993, between Southwestern Public Service Company, the Cooperative and OTP, Inc. (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.63	Assignment of Certificate of Convenience and Necessity by the Cooperative to NewCorp Resources dated January 17, 1996 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.64	Supplemental Agreement between NewCorp Resources and the Cooperative dated April 25, 1995 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.65

Third Amendment to Transaction Documents by and among Southwestern Public Service Company, the Cooperative, NewCorp Resources et al dated March 3, 1995 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)

Exhibit 10.66	Assignment of Wholesale Power Contract from the Cooperative to NewCorp Resources dated March 3, 1995 (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 10.67	QSE and Ancillary Services Agreement between the Cooperative and Garland Power and Light dated June 1, 2001 (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)

Exhibit 10.68	Letter of Intent between the Company and Boeing Capital Corporation dated June 5, 2001(1)
Exhibit 10.69	Employment Contract between the Company and Lee D. Atkins dated September 1, 2001 (originally filed with Post Effective Amendment No. 1 to Form S-1 dated 12/31/01) (1)
Exhibit 10.70	Employment Contract between the Company and Ronald W. Lyon (originally filed with Post Effective Amendment No. 1 to Form S-1 dated 12/31/01) (1)
Exhibit 10.70a	Employment Contract between the Company and Ronald W. Lyon dated October 24, 2001 (originally filed with Form 10-K for the year ended 12/31/03 dated 4/10/04) (1)
Exhibit 10.71	Employment Contract between the Company and Sam Prough dated September 14, 2001 (originally filed with Post Effective Amendment No. to Form S-1 dated 12/31/01) (1)
Exhibit 10.72	Achievement Based Compensation Agreement Corporate Asset Non-CFC Financing Arrangements dated August 21, 2001 (originally filed with Amendment No. 1 to Form S-1 dated 12/31/01) (1)
Exhibit 10.73	Letter from State Securities Board of the State of Texas dated December 6, 2001 (originally filed with Amendment No. 1 to Form S-1 dated 12/31/01) (1)
Exhibit 10.74	Employment Contract between the Company and Celia A. Zinn dated September 20, 2001 (originally filed with Form 10-K for period ended 12/31/02 dated 4/10/03) (1)
Exhibit 10.75	Cap Rock Energy Corporation Shareholders’ Trust (originally filed with Form 10-K for period ended 12/31/02 dated 4/10/03) (1)
Exhibit 10.76	Cap Rock Energy Corporation Trust Share Option Agreement (originally filed with Form 10-K for period ended 12/31/02 dated 4/10/03) (1)
Exhibit 10.77	Cap Rock Energy Corporation Trust Funding Agreement (originally filed with Form 10-K for period ended 12/31/02 dated 4/10/03) (1)
Exhibit 10.78	Supplemental Executive Deferred Compensation Retirement Plan dated November 14, 2002 (originally filed with Form 10-K for period ended 12/31/02 dated 4/10/03) (1)
Exhibit 10.79	Beal Bank Loan Agreements dated September 8, 2003 (originally filed with Form 10-Q for the period ended 9/30/03 dated 11/13/03) (1)
Exhibit 10.80	Washington Mutual Modification and Extension Agreement dated October 9, 2003 (originally filed with Form 10-Q for the period ended 9/30/03 dated 11/13/03) (1)
Exhibit 10.81	Achievement Based Compensation Contract, Southwestern Public Service Company Contract dated October 27, 1992 (originally filed with Form 10-K for year ended 12/31/03 dated 4/10/03) (1)
Exhibit 10.82	Managed Services Agreement with Delinea Corporation dated March 12, 2003 (originally filed with Form 10-K for year ended 12/31/03 dated 4/10/03) (1)
Exhibit 10.83

Master Operation, Maintenance and Administrative Services Agreement dated September 29, 2003, between Cap Rock Energy Corporation and NewCorp Resources Electric Cooperative, Inc. (originally filed with Form 10-K for the year ended 12/31/03 dated 4/10/04) (1)

Exhibit 10.84

Stock Acquisition Agreement between NewCorp Resources Electric Cooperative, Inc. and United Fuel and Energy Corporation dated March 18, 2004 (originally filed with Form 10-K for year ended 12/31/03 dated 4/10/04) (1)

Exhibit 10.85	Employment Contract between Cap Rock Energy Corporation and William West dated December 30, 2003 (originally filed with Form 10-Q for period ended 6/30/04 dated 8/19/04) (1)
Exhibit 10.86	Amended Letter between Beal Bank S.S.B. and NewCorp Resources dated September 9, 2004 (originally filed with Form 8-K dated 10/28/04) (1)
Exhibit 10.87	Second Amended Letter between Beal Bank S.S.B. and NewCorp Resources dated September 24, 2004 (originally filed with Form 8-K dated 10/01/04) (1)
Exhibit 10.88

Amended Shareholders’ Trust between Cap Rock Energy Corporation Shareholders’ Trust and Alfred J. Schwartz and Robert G. Holman dated December 31, 2004 (originally filed with Form 8-K dated 1/06/05) (1)

Exhibit 10.89

Right of First Refusal Agreement between Cap Rock Energy Corporation Shareholders’ Trust and Alfred J. Schwartz and Robert G. Holman dated December 31, 2004 (originally filed with Form 8-K dated 1/6/05) (1)

Exhibit 10.90	Voting Agreement between Cap Rock Energy Corporation Shareholders’ Trust and Alfred J. Schwartz and Robert G. Holman dated December 31, 2004 (originally filed with Form 8-K dated 1/6/05) (1)
Exhibit 10.91	Proposal For Decision, PUC Docket No. 28813 issued March 17, 2005 (originally filed with Form 8-K dated 3/17/05) (1)
Exhibit 10.92	Employment Agreement between Cap Rock Energy Corporation and William West dated November 3, 2005 (originally filed with Form 8-K dated November 4, 2005) (1)
Exhibit 10.93	Amendment to Employment Agreement, dated as of November 4, 2005, by and between Cap Rock Energy Corporation and William West (originally filed with Form 8-K dated November 4, 2005) (1)
Exhibit 10.94	Retainer Agreement between Cap Rock Energy Corporation and David W. Pruitt dated November 3, 2005 (originally filed with Form 8-K dated November 4, 2005) (1)
Exhibit 10.95	Amendment to Retainer Agreement, dated as of November 4, 2005, by and between Cap Rock Energy Corporation and David. W. Pruitt (originally filed with Form 8-K dated November 4, 2005) (1)
Exhibit 10.96	Director Indemnification Agreements (Form) Dated August 31, 2005 (originally filed with Form 10-Q for period ended September 30, 2005) (1)
Exhibit 10.97	Director Compensation Policy (Board Policy #100) dated July 6, 2005 (originally filed with Form 10-Q for period ended September 30, 2005) (1)
Exhibit 10.98	Supplemental Executive Deferred Compensation Retirement Plan dated September 1, 2005 (originally filed with Form 10-Q for period ended September 30, 2005) (1)
Exhibit 10.99	Supplemental Deferred Earned Income Retirement Plan for Independent Contractors dated September 1, 2005 (originally filed with Form 10-Q for period ended September 30, 2005) (1)
Exhibit 10.100	NRUCFC Loan Agreement and Consolidated and Restated Mortgage and Security Agreement dated February 7, 2003 (originally filed with Form 10-Q for period ended September 30, 2005) (1)

Exhibit 10.101	Employment Contract between Cap Rock Energy Corporation and Melissa D. Davis dated December 19, 2005 (originally filed with Form 8-K dated March 1, 2006) (1)
Exhibit 14.1	Cap Rock Energy Corporation Code of Ethics dated December 2, 2003 (originally filed with Form 10-K for year ended 12/31/03 dated 4/10/04) (1)
Exhibit 18.1	Change in Accounting Principle Letter from KPMG LLP (originally filed with Form 10-Q dated 5/15/03) (1)
Exhibit 20.1	Election Form (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 21.1	Subsidiaries of the Company (originally filed with Amendment No. 1 to Form S-1 dated 3/20/01) (1)
Exhibit 23.2	Consent of Ronald W. Lyon is contained in his opinion filed as Exhibit 5.1 to Amendment No. 3 to Form S-1 dated 5/11/01 (1)
Exhibit 23.3	Consent of Bolinger, Segars, Gilbert & Moss, LLP (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)
Exhibit 23.4	Consent of Looper Reed & McGraw (originally filed with Amendment No. 2 to Form S-1 dated 4/25/01) (1)
Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of William L. West (2)
Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Melissa D. Davis (2)
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of William L. West (2)
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Melissa D. Davis (2)

(1)           Previously filed

(2)                                  Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing Form 10K and authorizes this Form 10K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, Texas, on March 29, 2006.

CAP ROCK ENERGY CORPORATION

By:
/s/ WILLIAM L. WEST
William L. West
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. WEST	Director, President and	March 29, 2006
William L. West	Chief Executive Officer
(Principal Executive Officer)

/s/ MELISSA D. DAVIS	Vice President, Controller and	March 29, 2006
Melissa D. Davis	Chief Accounting Officer (Principal Financial and Principal Accounting Officer)

/s/ DAVID W. PRUITT	Director, Co-Chairman of the Board	March 29, 2006
David W. Pruitt

/s/ RUSSELL E. JONES	Director, Co-Chairman of the Board	March 29, 2006
Russell E. Jones

/s/ S. D. BUCHANAN	Director	March 29, 2006
S. D. Buchanan

/s/ FLOYD L. RITCHEY	Director	March 29, 2006
Floyd L. Ritchey

/s/ MICHAEL D. SCHAFFNER	Director	March 29, 2006
Michael D. Schaffner

CAP ROCK ENERGY CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(AMOUNTS STATED IN THOUSANDS)

	COLUMN B -	COLUMN C -	COLUMN D -	COLUMN E-
	BALANCE AT	CHARGED TO	DEDUCTION-	BALANCE AT
COLUMN A -	BEGINNING OF	COSTS AND	CHARGED-	END OF
DESCRIPTION	PERIOD	EXPENSES	OFF	PERIOD
December 31, 2005	$115	$115	$14	$216
December 31, 2004	$78	$151	$114	$115
December 31, 2003	$50	$113	$85	$78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cap Rock Energy Corporation:

We have audited the accompanying consolidated balance sheets of Cap Rock Energy Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, statement of equity, and cash flows for each of the years in the three-year period ended December 31, 2005.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.   These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cap Rock Energy Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U. S. generally accepted account principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
March 30, 2006

CAP ROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
	(Thousands of dollars except shares
	and per share amounts)
Operating Revenues:
Electric revenues	$86,532	$81,149	$81,402
Other	443	1,475	1,442
Total operating revenues	86,975	82,624	82,844

Operating Expenses:
Purchased power	48,046	40,032	36,578
Operations and maintenance	12,995	10,331	10,135
General and administrative	10,736	7,518	4,639
Stock compensation	4,389	4,925	2,133
Depreciation and amortization	8,120	7,416	6,719
Property taxes	1,819	1,925	1,345
Other	645	258	326
Total operating expenses	86,750	72,405	61,875

Operating Income	225	10,219	20,969

Other Income (Expense):
Allocation of income from associated organizations	573	540	530
Interest expense, net of capitalized interest	(6,230)	(7,983)	(8,047)
Interest and other income	528	646	795
Other	65	(129)	(912)
Total other income (expense)	(5,064)	(6,926)	(7,634)

Income (loss) before income taxes	(4,839)	3,293	13,335

Income Tax Expense (Benefit):
Current	362	(1,507)	2,137
Deferred	(975)	1,275	—
Total income tax expense (benefit)	(613)	(232)	2,137

Net Income (Loss)	$(4,226)	$3,525	$11,198

Net Income (Loss) Per Common Share:
Basic	$(2.58)	$2.28	$7.69
Diluted	$(2.58)	$2.21	$7.41

Weighted Average Number of Shares Outstanding:
Basic	1,640,276	1,546,271	1,455,443
Diluted	1,686,613	1,596,796	1,510,741

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	2005	2004
	(Thousands of dollars)
ASSETS
Current Assets:
Cash	$9,857	$20,968
Accounts receivable:
Electric sales, net	9,860	7,313
Other	308	457
Current portion note receivable (Note 6)	267	—
Purchased power subject to recovery	2,214	—
Other current assets (Note 5)	1,750	5,431
Total current assets	24,256	34,169

Utility Plant (Note 7)	147,827	149,361
Investments and notes receivable (Note 6)	9,962	11,004
Nonutility property, net (Note 8)	1,204	1,227
Regulatory and other assets (Note 9)	4,312	3,926
Total Assets	$187,561	$199,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$3,506	$10,005
Accounts payable:
Purchased power	6,745	3,823
Other	3,690	3,603
Purchased power cost subject to refund	66	4,376
Accrued and other current liabilities (Note 12)	4,646	3,202
Current income tax payable (Note 16)	994	633
Total current liabilities	19,647	25,642

Long-Term Debt, Net of Current Portion:
Mortgage notes (Note 10)	130,609	133,873
Capital leases (Note 10)	87	159
Total long-term debt	130,696	134,032

Deferred Credits (Note 14)	5,990	6,569

Stockholders’ Equity:
Preferred stock, par value $1 per share, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized, 1,765,235 shares issued and 1,647,844 shares outstanding at December 31, 2005, and 1,733,835 shares issued and 1,617,640 shares outstanding at December 31, 2004.	17	17
Paid in capital	13,720	11,683
Retained earnings	19,273	23,499
Less treasury stock of 117,391 and 116,195 shares at December 31, 2005 and 2004, respectively	(1,782)	(1,755)
Total stockholders’ equity	31,228	33,444
Total Liabilities and Stockholders’ Equity	$187,561	$199,687

The accompanying notes are an integral part of these consolidated finanacial statements.

CAP ROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	(Thousands of dollars except number of shares)
							Total
	Common Stock		Paid in	Retained	Treasury Stock		Stockholders’
	# shares	Value	Capital	Earnings	# of shares	Value	Equity

Balance December 31, 2002	1,302,355	$13	$5,949	$8,776			$14,738
Repurchase of shares through tender offer					(82,140)	$(821)	(821)
Stock awarded through Stock Incentive Plan, net of shares withheld for taxes and amortization of deferred compensation amortization of deferred compensation	348,940	4	1,902				1,906
Unvested shares forfeited	(900)		(17)				(17)
Repurchase of common stock					(260)	(9)	(9)
Adjustment to original converson distribution			(19)		(270)	(3)	(22)
Net income				11,198			11,198
Balance December 31, 2003	1,650,395	17	7,815	19,974	(82,670)	(833)	26,973
Stock awarded through Stock Incentive Plan, net of shares withheld for taxes and amortization of deferred compensation	81,050		3,894		(31,500)	(850)	3,044
Stock awarded through Stock for Compensation Plan	5,790		64				64
Unvested shares forfeited	(3,400)		(90)				(90)
Repurchase of common stock					(2,025)	(72)	(72)
Net income				3,525			3,525
Balance December 31, 2004	1,733,835	17	11,683	23,499	(116,195)	(1,755)	33,444
Stock awarded through Stock Incentive Plan, net of shares withheld for taxes and amortization of deferred compensation	40,996		2,271				2,271
Stock awarded through Stock for Compensation Plan	9,567		121				121
Unvested shares forfeited	(19,163)		(355)				(355)
Repurchase of common stock					(1,196)	(27)	(27)
Net loss				(4,226)			(4,226)
Balance December 31, 2005	1,765,235	$17	$13,720	$19,273	(117,391)	$(1,782)	$31,228

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
	(Thousands of dollars)
Cash Flows from Operating Activities:
Net income (loss)	$(4,226)	$3,525	$11,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,120	7,416	9,709
Amortization of debt issue costs	46	896	1,063
Noncash compensation expense	1,916	3,804	2,020
Equity earnings in MAP	—	—	(144)
Loss on equity method investment value	—	—	1,056
Write off of regulatory asset and note receivable	421	—	—
Change in:
Other assets/deferred credits	(1,322)	2,892	(1,756)
Accounts receivable	(2,398)	1,127	(3,811)
Income tax receivable/payable	361	(3,353)	—
Purchased power cost subject to refund/recovery	(6,524)	4,173	3,704
Other current assets	3,657	(446)	(1,059)
Accounts payable and accrued expenses	4,574	1,314	1,284
Net cash provided by operating activities	4,625	21,348	23,264
Cash Flows from Investing Activities
Utility plant additions	(6,364)	(4,583)	(5,209)
Proceeds from liquidation of investments	—	913	1,511
Change in nonutility property and investments	(11)	—	—
Issuance of notes receivable	—	(1,586)	(1,250)
Collection of notes receivable	500	1,250	12,490
Net cash provided by (used in) investing activities	(5,875)	(4,006)	7,542
Cash Flows from Financing Activities:
Proceeds from other long-term debt and capital leases	—	113	14,169
Payments on mortgage notes	(9,712)	(3,966)	(3,704)
Payments on other long-term debt and capital leases	(123)	(136)	(30,246)
Payment of short-term note payable	—	(14,169)	—
Debt issuance costs	—	(3,632)	(1,208)
Restricted cash investment	—	14,169	(5,962)
Repurchase/acquistion of common stock	(26)	(923)	(852)
Retirement of former member equity	—	—	(732)
Net cash used in financing activities	(9,861)	(8,544)	(28,535)
Increase (Decrease) in Cash and Cash Equilvalents:	(11,111)	8,798	2,271
Cash at beginning of year	20,968	12,170	9,899
Cash at end of year	$9,857	$20,968	$12,170
Noncash financing activities:
Deferred compensation related to stock awards	$121	$471	$3,695
Supplemental Cash Flow Information
Cash paid during the year for interest	$4,609	$7,045	$6,640
Cash paid during the year for income taxes	$—	$1,450	$1,950

The accompanying notes are an integral part of these consolidated financial statements.

CAP ROCK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Cap Rock Energy Corporation (the “Company”) was formed in December 1998 in accordance with a conversion plan to reorganize a member owned electric cooperative, Cap Rock Electric Cooperative, Inc. (the “Cooperative”) to a shareholder owned business corporation.   The Cooperative was incorporated as an electric cooperative in the State of Texas in 1939 to provide electric distribution services and power to its members.  The Company currently provides service to approximately 34,000 active meters in 28 counties covering approximately 13,000 square miles in Texas.  Its customers, which are principally residential, commercial and irrigation, are located in the Midland-Stanton area of west Texas, the central Texas area around Brady, and in northeast Texas in Hunt, Collin and Fannin Counties.  Through its subsidiaries, the Company is also engaged in the transmission of electricity through a looped system 305 miles in length, and in providing various electric and nonelectric services to customers.

Presentation and Principles of Consolidation

The consolidated financial statements include Cap Rock Energy Corporation (“Energy”) and its wholly-owned subsidiaries, NewCorp Resources Electric Cooperative, Inc. (“NewCorp”) and Cap Rock Cooperative Finance Corporation (“CRCFC”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Energy and NewCorp maintain accounting records in accordance with the uniform system of accounts, as prescribed by the Federal Energy Regulatory Commission (“FERC”).

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.  Items which may be subject to estimation include, but are not limited to, the economic useful lives of assets, fair values of assets and liabilities, impairment of goodwill, obligations under employee benefit plans, valuation allowances for receivables and deferred tax assets, unbilled revenues for distribution services and electricity provided for which meters have not been read, and various other recorded or disclosed amounts.

Regulatory Accounting

The Company’s principal business is the transmission and distribution of electricity through NewCorp and Energy, respectively.  NewCorp is subject to regulation by the Federal Energy Regulatory Commission, and Energy is regulated by the Public Utility Commission of Texas (“PUCT”).  Accordingly, the Company follows the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and its financial statements reflect the effects of the different rate making principles mandated by the two jurisdictions regulating its electric operations.  The rates as approved are designed to recover the Company’s cost of providing services.  Regulatory assets are expected to be recovered through billings to customers.   Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the rate making process.

The significant regulatory assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Assets:
Rate case costs	$4,224	$3,593
Purchased power subject to recovery	2,214	—

Liabilities:
Purchased power subject to refund	66	4,376
Excess recovery of costs and refunds	1,832	723

In August 2005, the PUCT issued a final decision that allowed the Company to recover all of the rate case costs incurred through October 2004, with the exception of $111,000, over a period of three years.  The costs not allowed for recovery were expensed.  An additional $736,000 of costs were incurred from November 2004 through December 2005.  These are shown on the balance sheet as a regulatory asset because they have been deferred, and the Company will request recovery of them during a future rate case proceeding as permitted under the PUCT final order.  The three year recovery period will begin after the Company has received approval of the final compliance tariff from the PUCT.

Purchased power subject to recovery or refund are recovered from or refunded to customers within 12 months.

The excess recovery of costs is the over recovery of costs from customers related to the transfer of the Certificate of Convenience and Necessity (“CCN”).  The PUCT ruled that the Company shall refund the excess recovery of $885,000, late payment fees of $454,000 and interest on both of $34,000 to customers over a 13 month period anticipated to begin in April 2006.  The penalties of approximately $450,000, associated with the excess recovery and late payment fees, are to be paid to the State in 2006.

Earnings per Share

Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding.  The calculation for diluted earnings per common share is similar to the calculation of basic EPS except that the weighted average number of common shares is increased by the number of potential dilutive common shares.  Diluted EPS reflects the impact of the issuance of common shares for all potential dilutive common shares outstanding during the period, including stock options, warrants and deferred compensation arrangements.

Cash Equivalents

The Company considers all unrestricted highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates market value due to the short-term maturity of these investments.

Restricted Cash Investment

In connection with the initial advance in 2003 from Beal Bank S.S.B., the Company was required to maintain a restricted cash investment of $14,169,000 which served as collateral.   The initial advance was repaid in November 2004, with funds from the collateralized restricted cash investment used to satisfy the debt payment.  See Note 11.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts receivable that are estimated to be uncollectible based on historical trends.  As of December 31, 2005 and 2004, the allowance for doubtful accounts was

$216,000 and $115,000, respectively. Bad debt expense for the years ended December 31, 2005, 2004 and 2003, was $115,000, $151,000 and $113,000, respectively.

Inventories

The Company utilizes an independent third party for its materials warehousing function.  Inventories owned and on hand are primarily transmission parts and materials which are not normally stocked by the warehousing company, supplies and materials maintained on service trucks, and materials at various remote field locations.  Inventories are valued at historical cost, at the lower of cost or market.

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

Utility Plant

Utility plant is stated at the original cost and includes all construction related direct labor, materials, contracted services, payroll taxes and related payroll burdens, and overhead.  Contributions in aid of construction are credited to the applicable utility plant accounts.  Gains or losses resulting from retirements or other dispositions of utility property in the normal course of business are credited or charged to the accumulated provision for depreciation.  The cost of maintenance, repairs and minor replacements are charged to operations as incurred.    The Company does not accrue any cost in advance for major maintenance or repair projects or the cost of removal.

Depreciation is provided on the following annual rates:

Transmission plant	3.1% - 10%
Distribution plant	3.1%
General plant:
Structure and improvements	2.5% - 10%
Transportation	33%
Equipment	33%
Other	1.4% - 2%
Software costs	20%

Nonutility Property

Nonutility property is stated at original cost and is an office building and related leasehold improvements, used primarily as the Company’s corporate headquarters.  Maintenance, repairs and miscellaneous replacements and renewals of this type of nonutility property are charged to operations as incurred.   Depreciation is provided on a straight line basis over estimated useful lives, which range from 15 to 30 years. Income and expenses related to the Company’s primary real estate property are recognized on an accrual basis.

Prior to their sale in February 2004, the Company had limited partner interests in real estate partnerships which were accounted for under the cost basis method of accounting.  Income from the Company’s miscellaneous real estate partnership investments was recognized as income was received.

Impairment of Long-Lived Assets

The Company is required to evaluate long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whereby long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash inflows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.  Regulatory assets are charged to expense in the period in which they are no longer probable of future recovery.

Goodwill and Intangible Assets

Goodwill is not amortized but is reviewed annually as of December 31 for impairment or whenever events and changes in circumstances occur that may reduce the fair value below the carrying value.

In connection with the conversion in 2002 of the line of credit with CFC into a long term mortgage note, the Company was required to pay a conversion fee.  This is being amortized on a straight line basis over the life of the converted debt, which is due in November 2007.

Capitalized Interest

The Company capitalizes interest cost to construction work in progress calculated in accordance with SFAS No. 34, “Capitalization of Interest Cost.”  The Company has capitalized, as a part of utility plant, the cost of borrowed funds used for financing construction. Capitalized interest for the years ended December 31, 2005, 2004 and 2003, was $70,000, $21,000 and $7,000 respectively.  The rate used for interest charged to construction is the Company’s effective borrowing rate.

Revenue Recognition

The Company records revenue based on amounts billed to customers as well as unbilled amounts based upon an estimate of the revenues for energy and service delivered from the latest billing through the end of the period.

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

During the rate case proceedings in the fall of 2004, the Company determined that power costs of $3,074,000 had been over collected under the Company’s retail tariffs through the power cost recovery process.  A regulatory liability was recorded for this over collection, and the over recovery was disclosed to the PUCT.  These monies were returned to customers through power cost recovery refunds.

Income Taxes

The Company uses the liability method in accounting for income taxes.  Under the liability method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial and tax basis of assets and liabilities.  Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements.  The Company classifies deferred tax assets and liabilities into current and noncurrent amounts based on the classification of the related assets and liabilities.  The Company records a valuation allowance to reduce its deferred tax assets to the extent it is more likely than not that such deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.  The Company will file a consolidated federal income tax return.  For financial statement purposes, federal income taxes are allocated to the individual companies based on amounts calculated on a separate return basis.

Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock incentive plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”  Under the historical or retroactive transition method allowed by SFAS No. 148, the compensation expense for the year ended December 31, 2002, would not have been different had the fair value method been originally applied.  Deferred compensation expense recorded at the date of grant is amortized over the vesting period of the related grant.  See also Note 13.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation.”  This new standard generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which the employee is required to provide services in exchange for the award.  SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements.  SFAS No. 123R is effective as of the beginning of the first annual reporting period after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date.  The Company changed its method of accounting from the intrinsic method per APB Opinion No. 25, to the fair value method per SFAS No. 148, effective January 1, 2003.

Therefore, adoption of SFAS No. 123R will not have a significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  Under this Statement, such items will be recognized as current period charges.  In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This Statement will be effective for inventory costs incurred on or after January 1, 2006.  The adoption of this Statement will not have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB 29 for recognizing nonmonetary exchanges of similar productive assets at fair value, and replaces it with an exception for recognizing exchanges of nonmonetary assets at fair value that do not have commercial substance.  This Statement will be effective for the Company for nonmonetary exchanges occurring on or after January 1, 2006.  The adoption of this Statement will not have a significant effect on the Company’s financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made.  FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The Company adopted the provisions of FIN 47 in the fourth quarter of 2005.  No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle.  This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

In September 2005, the EITF issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”  EITF 04-13 provides guidance as to when purchases and sales of inventory with the same counterparty should be accounted for as a single exchange transaction.  EITF 04-13 also provides guidance as to when a nonmonetary exchange of inventory should be accounted for at fair value.  EITF 04-13 will be applied to new arrangements entered into, and modifications or renewals of existing arrangements occurring as of the beginning of the first interim or annual reporting period after March 15, 2006.  The application of EITF 04-13 is not expected to have a significant impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the presentation adopted in the current period.

2.  LGB AGREEMENT

In November 2005, the Company signed a definitive agreement and plan of share exchange (“the LGB Agreement”) with a newly formed entity, Cap Rock Holding Corporation (“the Holding Company”), owned by Lindsay Goldberg & Bessemer L. P. and its affiliates (“LGB”).  The LGB Agreement provides for the acquisition of all the outstanding stock of the Company (other than certain shares owned by management that will be rolled over into shares of the Holding Company immediately prior to closing and shares held by shareholders who properly exercise their appraisal rights under Texas law) by the Holding Company in exchange for $21.75 in cash per share.  As a result of the proposed transaction, the Company will cease to have its shares publicly traded.  The shareholders approved the LGB Agreement at a special meeting held on March 10, 2006.

Approval of the transaction by the PUCT and FERC is also a condition for the LGB Agreement to be consummated, and approvals are currently pending at those agencies.  In addition, the transaction is subject to other closing conditions customary for this type of transaction.

David W. Pruitt, who retired as Chief Executive Officer on March 10, 2006, signed a retainer agreement pursuant to which he will serve as a consultant and advisor to the Company after the closing of the LGB Agreement.

The LGB Agreement is anticipated to close in the summer of 2006, assuming satisfaction or waiver of all conditions of the agreement.

3.  CORPORATE CONVERSION AND REPURCHASE OFFER

In 1998, members of the Cooperative adopted a plan for changing the corporate structure from a member owned cooperative to a shareholder owned corporation, and Energy was formed.  The transfer of the assets, liabilities and issuance of stock was completed by early 2002, as well as approval for listing on the American Stock Exchange.

Energy’s Articles of Incorporation provide that any shareholder or affiliate of a shareholder holding in excess of 5% of Energy’s outstanding common stock will have its voting rights for those shares in excess of 5% reduced to 1/100 per share.

Pursuant to the conversion plan, the Company made a commitment to purchase shares held continuously by the original owners of record until the first anniversary of the distribution of the shares at a price of $10 per share if the Company had sufficient cash available to purchase all shares tendered.   The Company’s original purchase commitment was only to those shareholders who were the original holders of record, and who had held those shares continuously until the first anniversary of the distribution of the shares.  In an effort to be inclusive, rather than exclusive, the Company made the offer to all shareholders and extended the offering period beyond the original 60 days.  The offering period began February 5, 2003, and ended April 30, 2003, with 82,140 shares of common stock tendered to and accepted by the Company at $10 per share, totaling $821,400.  At December 31, 2003, such amount is shown in Treasury stock on the Consolidated Statements of Equity.

4.  EARNINGS PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31, 2005
		Number of
	Income	Shares	Per Share
	(In Thousands)
Basic loss per share:
Loss from continuing operations available for common stock	$(4,226)	1,640,276	$(2.58)

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		46,337	(a)
Diluted loss per share:	$(4,226)	1,686,613	$(2.58)

(a)          Effect would be anti-dilutive; therefore not included.

	YEAR ENDED DECEMBER 31, 2004
		Number of
	Income	Shares	Per Share
	(In Thousands)
Basic earings per share:
Income from continuing operations available for common stock	$3,525	1,546,271	$2.28

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		50,525	(0.07)
Diluted earnings per share:	$3,525	1,596,796	$2.21

	YEAR ENDED DECEMBER 31, 2003
		Number of
	Income	Shares	Per Share
	(In Thousands)
Basic earings per share:
Income from continuing operations available for common stock	$11,198	1,455,443	$7.69

Effect of diluted securities:
Shares that have been deferred under the Stock for Compensation plan		55,298	(0.28)
Diluted earnings per share:	$11,198	1,510,741	$7.41

5. OTHER CURRENT ASSETS

Other current assets as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004

Inventories	$1,361	$1,333
Prepaid income tax	—	3,398
Prepaid insurance	348	363
Interest receivable	21	91
Other	20	246
Total Other Current Assets	$1,750	$5,431

6. INVESTMENTS AND NOTES RECEIVABLE

Investments and notes receivable as of December 31, 2005 and 2004, consisted of the following (in thousands):

	December 31,
	2005	2004

Investments in associated organizations:
CFC capital term certificates	$5,754	$5,905
CFC patronage capital	2,606	2,569
TEC patronage capital and bonds	852	852
Other	29	41
Total investments in associated organizations	9,241	9,367

Note receivable related to United Fuel stock	533	1,300
Note receivable related to real estate partnerships	—	286
Other investments	188	51
Total Investments and Notes Receivable	$9,962	$11,004

Allocation of income from all associated organizations was $573,000, $540,000 and $530,000, respectively, for the years ended December 31, 2005, 2004 and 2003.

In February 2004, the Company sold minor limited partner interests it had in real estate partnerships at book value to an unrelated third party in exchange for a note receivable of $286,000.  The terms of the note provided for interest at 4.5% per annum, payment of all principal and interest due in 2009, with the partnership interests as collateral.  In prior years, the Company had guaranteed debt of some of the partnerships.  In 2005, the Company obtained a release of those guarantees in exchange for a $50,000 payment to the general partner and forgiveness of the note of $286,000 and associated interest.

In March 2004, the Company signed an agreement with a shareholder of United Fuel and Energy Corporation (“United Fuel”) to sell its shares of stock in that company for a sales price of $1,300,000 in exchange for an installment note receivable with interest at 6% per annum.  Pursuant to the terms of the agreement, the first installment of $500,000 was received in May 2005, with the remaining balance of $800,000 due in three equal annual installments.

7. UTILITY PLANT

Utility plant as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004

Distribution facilities	$183,400	$184,713
Transmission facilities	66,243	65,792
General facilities	14,538	9,816
Total utility plant	264,181	260,321
Less accumulated depreciation	(118,374)	(111,466)
Total utility plant in service, net	145,807	148,855
Construction work in progress	2,020	506
Total Utility Plant, net	$147,827	$149,361

As of December 31, 2005 and 2004, all utility plant assets, except the transmission facilities, are pledged to collateralize debt and capital lease obligations.

8. NONUTILITY PROPERTY

Nonutility property as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004

Real estate	$1,992	$1,992
Furniture, fixtures and other	2	7
Total nonutility property	1,994	1,999
Less accumulated depreciation	(790)	(772)
Total Nonutility Property, net	$1,204	$1,227

The Company owns a 45,000 square foot office building that is used as its general corporate headquarters. The Company currently occupies approximately 35% of the building and the remainder is leased to commercial tenants, subject to leasing terms ranging from monthly through 2008. For the years ended December 31, 2005, 2004 and 2003, building rental revenue was $308,000, $294,000 and $258,000, respectively. Building rental revenues, which are not material to the Company’s operations, for each of the next five years are expected to be approximately $250,000 per year. As of December 31, 2005 and 2004, the net book value of the building and related property was $1,089,000 and $1,112,000, respectively, which is the majority of the nonutility property.

9.  REGULATORY AND OTHER ASSETS

Other assets as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004

McCulloch goodwill, net of amortization	$—	$199
Bank fees, net of amortization	88	134
Rate case costs	4,224	3,593
Total Regulatory and Other Assets	$4,312	$3,926

The McCulloch goodwill is cost incurred in connection with the acquisition of an electric cooperative in 1999.   These costs were evaluated for impairment as of December 31, 2005, and were found to be fully impaired and charged to amortization expense.

Bank fees are costs of $210,000 incurred in connection with the conversion of a former line of credit to a mortgage note.  Accumulated amortization at December 31, 2005 and 2004 is $122,000 and $76,000.  Bank fees were also incurred in connection with the refinancing of the transmission system with Beal Bank S.S.B.  These costs were amortized over the period of the loan, which was repaid in November 2004.  Amortization of all bank fees aggregated $46,000, $923,000 and $363,000 for 2005, 2004 and 2003, respectively, and are shown as interest expense.

Rate case costs are third party costs incurred to prepare the rate filing package related to the rate proceeding.  These costs are regulatory assets because the amount and period over which the Company will be allowed to recover these costs is mandated by the PUCT.  The PUCT ruled that $3,217,000 of rate case costs would be permitted to be recovered by the Company over a period of three years beginning when the Company’s new rates go into effect.  Approximately $111,000 of costs was deemed by the PUCT to be not recoverable and were expensed.  The additional amount of rate case costs of $1,007,000 were incurred after the PUCT made its determination.  They have been deferred for future recovery.  See Note 21.

10.  MORTGAGE NOTES AND CAPITAL LEASES

The CFC notes were issued in conjunction with a mortgage and security agreement (“Loan Agreement”) which collateralizes substantially all of the Company’s distribution assets,  which have maturity dates ranging from 2005 to 2035, with required quarterly payments of principal and interest.  Under the Loan Agreement, the Company may elect to pay interest on a fixed or variable interest rate basis, as defined. The existing long-term debt consists of series of loans from CFC that impose various restrictive covenants, including, among other things, provisions that prohibit the incurrence or guaranty of other secured indebtedness by Energy and requires the maintenance of a 1.35 debt service coverage ratio, as defined in the CFC Loan Agreements. In addition, the Company may not make any cash distribution or any general cancellation or abatement of charges for electric energy or services to its customers if the ratio of equity to total assets is less than 20%.  In conjunction with the conversion from a member owned cooperative to a shareholder owned corporation, CFC notified the Company that all existing CFC indebtedness may remain in place with CFC after the conversion.

Substantially all of the CFC mortgage notes are subject to interest rate repricing at the end of various periods, at the Company’s option.  Mortgage notes with CFC as of December 31, 2005 and 2004, consisted of the following (in thousands):

	December 31,
	2005	2004

Interest at 4.70% with interest repricing in January 2006	$—	$33,017
Interest at 4.85% with interest repricing in January 2006	—	6,467
Interest at 4.50% with interest repricing in January 2007	5,834	5,960
Interest at 5.15% with interest repricing in January 2007	62,822	64,055
Interest at 6.45% with interest repricing in January 2011	37,825	—
Interest at fixed rates:
4.20%	—	3,590
4.30%	27,345	27,872
6.40%	215	—
7.00%	1	2
Variable rate	—	2,791
	134,042	143,754
Less current maturities	(3,433)	(9,881)
Total Mortgage debt, net of current portion	$130,609	$133,873

In connection with the LGB Agreement, a subordinated line of credit of $15 million is expected to be made available to the Company upon the consummation of the transactions contemplated by the LGB Agreement.

Annual maturities of the mortgage notes as of December 31, 2005, are as follows (in thousands):

2006	$3,433
2007	29,822
2008	3,178
2009	3,333
2010	3,469
Thereafter	90,807

Total mortgage debt	$134,042

The Company has miscellaneous capital leases for certain equipment used in operations, with such equipment included in utility plant on the balance sheet.  Future minimum lease payments are as follows (in thousands):

2006	$73
2007	31
2008	17
2009	17
2010	18
Thereafter	4

Total capital lease obligations	$160

11.  TRANSMISSION SYSTEM FINANCING

In connection with the original financing and construction of its transmission line, the Company entered into agreements which qualified as capital lease obligations.  As a result, the transmission line, substation assets and associated capital lease obligations were recorded on the Company’s consolidated financial statements.

The original cost of the transmission facility and costs related to consummation of the lease agreements were recovered from customers through power cost billings over a ten year period.  Consistent with this ratemaking treatment, the transmission facilities and capital lease obligation were amortized over the same ten year period, with that period ending September 30, 2003.

The final balloon payment on the initial capital lease was refinanced through a borrowing from Beal Bank S.S.B. (“Beal Bank”).  Although the financing arrangement provided for the availability of $31,500,000, the only monies borrowed were an initial advance of $14,169,000 to repay the aforementioned capital lease balloon payment.  Prepayment of the initial advance was not allowed unless an additional advance was funded before the September 2004 due date.  The initial advance was collateralized by a restricted cash investment of the same amount.

Interest on the Beal Bank loan was 10.75%, payable monthly.  The financing arrangement provided for a commitment fee and reimbursement of expenses, attorney fees, appraisals and consulting which totaled $1,184,000.   Two amendments to the financing agreement were executed which extended the due date of the initial advance, and the collateralized cash investment was then used to repay the initial advance in November 2004.

12.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities at December 31, 2005 and 2004, consisted of the following (in thousands):

	December 31,
	2005	2004

Accrued taxes	$22	$18
Accrued interest	536	516
Accrued payroll and employee benefits (Note 13)	1,014	914
Regulatory liability	1,832	723
Customer deposits and prepayments	830	778
Accrued other	412	253
Total Accrued and Other Current Liabilities	$4,646	$3,202

13.  EMPLOYEE BENEFIT PLANS

Executive Deferred Compensation Plans

In November 2002, the Board approved an Executive Deferred Compensation Retirement Plan whereby management, members of the Board of Directors and certain highly compensated employees could defer a portion of their compensation pursuant to the terms of the plan.  The Company may also make contributions to the plan on behalf of the individuals participating in the plan.  A participant is 100% vested in contributions he may make to the plan, with Company contributions vesting at 10% per year for the first four years, and 20% per year for the next three years.  The Compensation Committee of the Board of Directors administers the plan.  For the years ended December 31, 2005 and 2004, $24,000 and $18,000 were contributed by the Company to the plan, and such amounts are shown as a liability on the consolidated balance sheets.

Stock Incentive Plan

The Company has a Stock Incentive Plan, approved by the shareholders, that provides for the granting of awards of common stock, options to purchase common stock, both restricted and unrestricted, and certain related rights to eligible officers, employees and directors of the Company.  The plan will continue in effect until December 31, 2013, unless the transactions contemplated by the LGB Agreement are consummated.  The Stock Incentive Plan provides for a maximum of 800,000 shares of the Company’s common stock to be used for stock awards and the granting of options.   Shares of common stock used to satisfy such awards will be acquired by the Plan either through open market purchases or through the issuance of additional common stock.  For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense of $4,389,000, $4,925,000 and $2,133,000, respectively, in connection with the fair value of these awards of common stock, of which $2,114,000, $934,000 and $132,000, respectively, were in the form of shares withheld by the Company, in order to remit cash payments for employees’ payroll tax withholding.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”), also approved by the shareholders, that provides its employees with the opportunity to purchase shares of its common stock through payroll deductions.  It was the Company’s intention to have the ESPP qualify as an employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended.  The Employee Stock Purchase Plan provides for a maximum of 150,000 shares.  As of December 31, 2005, the ESPP had not been implemented.

Stock for Compensation Plan

The Company has a Stock for Compensation Plan (“SCP”) that provides a means for eligible employees and directors to receive shares of the Company’s common stock or restricted share units in lieu of cash compensation.  This plan was also approved by the shareholders.  The SCP provides for a maximum of 500,000 shares of the Company’s common stock to be used in conjunction with this plan.  For the years ended December 31, 2005, 2004 and 2003, cash bonuses of $6,000, $6,000 and $6,000, respectively, had been earned by individuals, who then were awarded shares of stock in lieu of the cash compensation.

Defined Contribution Plan

The Company has a 401(k) plan for employees who meet certain eligibility requirements.  The plan permits a specified percentage of an employee’s salary to be voluntarily contributed on a pre-tax basis, with a Company matching feature.  Participants may contribute from two percent of eligible earnings up to the maximum federal limit to various self-directed investment funds.  The plan provides for various levels of Company matching contributions depending upon the level of employee contributions.  Company contributions aggregated $587,000, $535,000 and $527,000, for the years ended December 31, 2005, 2004 and 2003.

Other Postretirement Benefits

The Company provides continued major medical coverage to retired employees and their dependents.  The cost to maintain such benefits for the years ended December 31, 2005, 2004 and 2003, totaled $1,508,000, $1,233,000 and $1,039,000, respectively.

The Medicare Reform Act of 2003 allows employers who sponsor a postretirement health care plan that provides a prescription drug benefit to receive a subsidy for the cost of providing that drug benefit.  In order for employers to receive the subsidy payment under the Medicare Reform Act, the value of the offered prescription drug plan must be at least actuarially equivalent to the standard prescription drug coverage provided under Medicare Part D.  The Company’s plan meets the actuarially equivalent test and qualifies for the subsidy.  The reduction in current period service cost due to the subsidy was $27,000 for the year ended December 31, 2005, and the impact on the benefit obligation is $1,644,000.

The Company uses December 31 as a measurement date for the plan.

Obligations and Funded Status

The following tables set forth the obligations, fair value of plan assets and funded status at December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004

Change in Benefit Obligations
Benefit obligation, beginning of year	$4,078	$3,508
Service cost	197	245
Interest cost	514	598
Participant contributions	—	—
Actuarial loss	347	380
Benefit paid	(549)	(653)
Benefit obligation, end of year	$4,587	$4,078

Funded Status
Funded status - under funded	$10,147	$11,349
Unrecognized net loss	(5,560)	(7,271)
Accrued benefit cost	$4,587	$4,078

Components of Net Periodic Benefit Cost

The following sets forth the components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	December 31,
	2005	2004	2003

Service cost	$197	$245	$206
Interest cost	514	598	504
Amortization of experience loss	347	380	329
Net periodict benefit cost	$1,058	$1,223	$1,039

Actuarial Assumptions and Cost Trends

The following sets forth the assumptions used to determine benefit obligations:

	DECEMBER 31,
	2005	2004	2003
Discount rate	5.50%	5.75%	6.00%

	2005	2004

Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline	1%	1%
Year that the rate reaches the ultimate trend rate	2011	2010

The assumed health care cost trends significantly affect the amounts reported for the post retirement health care liability.  A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	Increase	Decrease
Effect on total of service cost and interest cost	$133	(105)
Effect on accumulated post retirement benefit obligation	1,639	(1,310)

Plan Assets

No return on plan assets was assumed in the calculation as the Company holds no specified plan assets.

Future Benefit Payments

The following table provides estimates of future benefit payments, which reflect expected future service, as applicable (in thousands):

2006	$480
2007	552
2008	548
2009	559
2010	569
2011-2015	3,423

14.  DEFERRED CREDITS

Deferred credits at December 31, 2005 and 2004 consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004

Post retirement benefits (Note 13)	$4,587	$4,078
Deferred tax liability	300	1,275
Deferred gain on sale of United Fuel Stock (Note 6)	800	940
Stockholders’ Trust (Note 20)	10	129
Deferred executive compensation	181	36
Unclaimed member capital credits	55	55
Other	57	56
	$5,990	$6,569

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004.  SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties (in thousands):

	DECEMBER 31,
	2005		2004
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Cash	$9,857	$9,857	$20,968	$20,968
Notes receivable	800	800	1,300	1,300
Mortgage notes	134,042	134,042	143,754	143,754

The book value of cash and cash equivalents approximated fair value because of the short maturity of those instruments. The carrying values of accounts receivable and account payable included in the accompanying consolidated balance sheets approximated market value at December 31, 2005 and 2004. As described in Note 10, the Company has both fixed rate and variable rate notes. The fair value of these mortgage notes is not able to be readily determined because there is no market for this type of debt.

16.  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires the recognition of a liability or an asset, net of a valuation allowance, for the deferred tax consequence of all temporary differences between the tax basis and the reported amounts of assets and liabilities, and for the future benefit of operating loss carryforwards.

The Company identified a technical tax issue related to the income tax treatment, for financial reporting purposes, regarding the tax exempt status of one of the Company’s subsidiaries.  The Company will file amended tax returns for the applicable years.

The following is a reconciliation of expected income tax expense to actual expense as well as the reconciliation of the statutory tax rate to the effective rate for the years ended December 31, 2005 and 2004 (in thousands):

	2005		2004
	Dollars	Percentage	Dollars	Percentage

Income tax expense at the statutory rate	$(1,646)	(34.0)%	$1,120	34.0%
State tax expense	239	4.9	190	5.8
Expired capital loss	—	—	2,540	77.1
Change in valuation allowance	—	—	(5,240)	(159.1)
Nondeductible compensation and other	794	16.4	1,158	35.1
	$(613)	(12.7)%	$(232)	(7.1)%

The tax effects of significant temporary differences and carryforwards at December 31, 2005 and 2004, are as follows (in thousands):

	2005	2004

Net deferred tax assets (liabilities):

Accrued expenses	$133	$1,260
Allowance for doubtful accounts	73	38
Net operating loss carryforwards	5,840	4,154
Post retirement healthcare	1,560	1,320
Total deferred tax assets	7,616	6,772

Property and equipment	(6,453)	(6,799)
Other	(1,463)	(1,248)
Total deferred tax liabilities	(7,916)	(8,047)

Valuation allowance	—	—
Net deferred tax asset (liability)	$(300)	$(1,275)

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $17,205,000.  The net operating loss carryforwards are scheduled to expire in 2011 through 2025.

In connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2004, Management made a decision to amend applicable tax returns for NewCorp to reflect its status as taxable.  This would not affect the financial statement treatment and presentation, as restated. Recoverability of the additional tax expense from ratepayers is uncertain.

In early 2004, the IRS notified the Company that it intended to examine the federal income tax return of its Predecessor for the year 2001.  The IRS completed its examination with no impact on the Company’s financial position or results of operations.

The Company was notified in December 2005 that the Texas State Comptroller’s Office intended to examine the state franchise tax returns of Energy for the preceding four years.  Management believes there will be no material impact on the Company’s financial position or results of operations.

17.  MAJOR CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2005, 2004 and 2003, the Company had no customer that accounted for more than 10% of operating revenues.

The Company utilizes an independent third party for its materials warehousing function.  The terms of the contract provide that the third party maintain an adequate inventory level of distribution type components, with after hours staffing in case of emergencies.  The Company has also outsourced its meter reading function.  In the event the contract with these third parties should not be renewed, the Company believes its operations would not be severely affected because new contracts could be secured at competitive rates and in a timely manner.  See also Note 21, Commitments and Contingencies.

18.  ELECTRIC DEREGULATION AND CUSTOMER CHOICE

On June 22, 2003, the Governor of the State of Texas signed Senate Bill 1280 into law which became effective September 1, 2003, and amended the Texas Public Utility Regulatory Act (“PURA”) to effectively require that the Company’s rates become subject to regulation and approval by the PUCT.  Under the new law, the PUCT will establish schedules and procedures for the Company to comply with the requirements of competition.  Because the Southwest Power Pool (“SPP”) does not have adequate infrastructure for customer choice, House Bill 1692 provides that the utilities in the SPP cannot participate in customer choice until 2007.  Since the SPP does not have adequate infrastructure for customer choice at this time, it is expected that such date will be extended by the legislature.  The majority of the Company’s service area is in the SPP, while approximately 25% is in the Electric Reliability Council of Texas (“ERCOT”).  The Company believes the PUCT will be reasonable in developing appropriate schedules and procedures for the Company to enter into customer choice and that such action will not adversely affect the Company’s customers.

19.  RELATED PARTY ACTIVITY

One of the compensation vehicles utilized by the Company was the Achievement Based Contract – Southwestern Public Service Company (“ABC-SPS”).  The ABC-SPS contract, which expired in October 2003, provided for total compensation of 2% of the annual savings derived from the SPS purchased power contract, as compared to the prior Texas Utilities purchased power contract.  For the year ended December 31, 2003, compensation attributable to the contract was $126,000 for the two executive officers who were the only remaining participants in the ABC-SPS contract.

In November 2005, the Company entered into a retainer agreement with David W. Pruitt, who was then the Company’s Chief Executive Officer.  The agreement provided that Mr. Pruitt would continue to serve as Chief Executive Officer until the special meeting of shareholders on March 10, 2006, after which he retired as CEO. The retainer agreement provided that he would also continue to serve on the Board of Directors and be entitled to all benefits generally available to board members and retirees.  Mr. Pruitt and the Holding Company entered into a restricted stock agreement at the same time as the LGB Agreement, which modified Mr. Pruitt’s retainer agreement subject to closing of the transactions contemplated by the LGB Agreement.  The restricted stock agreement provides that he will serve as a non-employee advisor and consultant to the Company with a monthly retainer of $19,000, continuation of service as a board member without additional compensation, and the granting of 54,438 shares of restricted stock of the Holding Company.  If his services are terminated or if he dies or becomes totally disabled, the Holding Company will cause Mr. Pruitt to be paid a lump sum amount equal to $35,000 times the number of months remaining on the term of the retainer agreement.  The restricted shares will vest upon LGB achieving certain performance results on its investment.  Any unvested shares will be forfeited.

Pursuant to his amended employment contract, William L. West continued to serve as President of the Company until the special meeting of shareholders held on March 10, 2006, after which he remained President but also succeeded Mr. Pruitt as Chief Executive Officer.  The Holding Company and Mr. West entered into an employment agreement which will replace the existing employment agreement upon closing of the LGB

Agreement.  The employment agreement with the Holding Company provides for his employment as president and chief executive officer of the Holding Company, a restricted stock grant of 18,497 shares of the Holding Company, and a retention bonus of $938,068 as an incentive to remain through the closing and facilitating the consummation of the transactions contemplated by the LGB Agreement.  Vesting of the restricted shares occurs only when Mr. West achieves certain employment goals and LGB meets certain performance results on its investment in the Holding Company.  Any unvested shares will be forfeited.  Under certain circumstances, if Mr. West’s employment is terminated after the close of the LGB Agreement, the Holding Company may be obligated to pay Mr. West a lump sum amount equal to 2.5 times his current salary.

The Holding Company and certain of the other executive officers entered into restricted stock agreements with provisions similar to the restricted stock grants given to Mr. West.  In addition, the Holding Company agreed to pay Ronnie W. Lyon, Vice President and General Counsel, a retention bonus of $690,070 as an incentive to remain through the closing and facilitating the consummation of the transactions contemplated by the LGB Agreement.

In connection with the LGB Agreement, the Holding Company and certain executive officers entered into rollover agreements, in which a certain number of Company shares owned by each of them will be “rolled over” into shares of the Holding Company.

Upon entering into the restricted stock agreements described above, each of these individuals surrendered any right under his or her current employment contract to receive any payment to which they may have been entitled as a result of a change of control of the Company.

20.  OTHER SHAREHOLDER MATTERS

The Cap Rock Energy Corporation Shareholders’ Trust (the “Trust”) was established by the Company in October 2002, on behalf of former members of the Cooperative whose current addresses were unknown and would have received shares of common stock in connection with the conversion of the Cooperative into the Company.  The shared authority of the two Trustees of the Trust is to make distribution of stock to beneficial owners when they have been located.  As of December 31, 2005 and 2004, there were 323,899 and 325,223 shares of stock, respectively, held beneficially by the Trust.  Other powers are limited to those granted in the Trust document, the Funding Agreement and the Share Option Agreement.

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

On December 31, 2004, the Trust and the Company entered into a Voting Agreement whereby the shares that are currently held in the Trust will be voted by the Trustees, but as directed by the Company for so long as the shares are held in the Trust, or by the State in the event the shares escheat.  As consideration, the Company will pay a 10% premium of the value of the shares as of December 30, 2004, to any owner of shares currently held in the Trust, at such time as the shares are issued to the legal owner or his or her heirs.   A liability of $10,000 and $129,000 based on fair value as of December 31, 2005 and 2004 has been recognized and is reflected as a long term liability in deferred credits on the consolidated balance sheet.  See Note 14.

The Company is currently in the process of preparing submission reports in order to surrender to the State of Texas and any other states involved, shares held in the Trust that are deemed abandoned by applicable law.  After these reports have been filed, the Trust will transfer such shares as part of the abandoned property process.

21.  COMMITMENTS AND CONTINGENCIES

The Company has various obligations to make future payments under contractual obligations:

	2006	2007	2008	2009	2010	Thereafter	Total
	(Thousands of dollars)

Operating lease obligations	$695	$557	$228	$147	$101	$—	$1,728
Purchase obligations	4,216	2,359	630	630	630	2,456	10,921
Other long term liabilities	1,183	617	579	580	569	35,226	38,754

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

The Company has entered into an agreement with a third party to provide certain information technology related managed services including assessment of the current IT environment and future needs; product selection; implementation of financial and operational IT systems; hosting of the applications in a remote environment; user and application support, as well as desktop support.  Beginning March 2004, ongoing maintenance and support costs is based on the number of meters  per respective month and, based on the number of meters at December 31, 2005, will approximate $1,615,000 per year through 2007.  These amounts are reflected in the above table under Purchase obligations.  If a termination of services occurs before the end of the contract, except for material nonperformance, the Company will be required to pay a termination fee on a decreasing sliding scale over the term of the contract.  The maximum amount for such termination fee as of December 31, 2005, is $965,000.

The Company has a contract with the City of Farmersville, Texas, to act as an agent to provide power to its customers and related billing and collection functions.  Terms provide for a two year written notification for termination by either party.  The Company is obligated to make payments to the City of Farmersville on a revenue sharing type basis.  The 2006 and estimated 2007 annual payments are $630,000 and are reflected in the table under Other long term liabilities.

Purchased Power and Transmission Services.   The Company purchases all of its electric power pursuant to long-term wholesale electric power contracts with Southwestern Public Service Company, Lower Colorado River Authority (“LCRA”) and Garland Power and Light (“Garland”). SPS, LCRA and Garland contracts expire in 2013, 2016 and 2007, respectively, and account for approximately 72%, 12% and 16%, respectively, of the Company’s electric power purchases for 2005. The contracts for power cover kWh usage, kW demand levels, transmission, scheduling and ancillary services along with energy and fuel costs. The Company’s purchased power costs fluctuate primarily with the price of the fuel and usage. Management believes that in the event the contracts are terminated, the Company’s operations will not be severely affected as new contracts can be secured at competitive rates with other electric power providers.  However, all costs associated with purchased power are passed through to the retail customer.

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

The LCRA contract covers all power utilized by the central Texas division of the Company and permits the Company to purchase 100% of the power needed to supply the native load of the division.  LCRA charges the Company fixed factors for energy, kW demand and scheduling services applied to usage. LCRA’s transmission charges are fixed monthly charges regulated by ERCOT.  Fuel costs paid to LCRA are the Company’s pro-rata share of the amounts that LCRA actually pays for fuel to generate electricity. The Company is required to purchase power from LCRA, but has no minimum usage levels and only minimal penalties. The contract between LCRA and the Company expires in June 2016.

Garland provides all power supply requirements, including ancillary and scheduling services, for the division in northeast Texas and the City of Farmersville.  The Company is not required to purchase a minimum amount of capacity.  The base price per kWh is at a fixed rate and does not fluctuate with the price of gas or other fuels. Fuel costs paid to Garland are based on Garland’s actual cost of fuel used to generate electricity.  The Garland contract expires in 2007.

Various members of ERCOT provide the northeast Texas division of the Company with transmission services. The PUCT regulates the transmission rates that are charged by the ERCOT members. The Company pays a fixed monthly fee based on the estimated usage submitted prior to the beginning of each year. There is no contract with the individual ERCOT members. Taking power over the ERCOT network requires the Company to pay fees regulated by the PUCT. The annual charges to use the ERCOT transmission network cover the period from January 1 to December 31 of each year. Withdrawing from ERCOT and using other transmission services relieves the user of further charges. Because the use of the network is governed by ERCOT and falls under the jurisdiction of the PUCT, a contract is not required with each ERCOT member.

Outsourced Functions.  The Company utilizes an outside third party for its materials warehousing function.  The terms of the contract provide that the third party maintain an adequate level of inventory in order that the Company may meet its needs in a timely manner.  The exclusive contract was for an initial term of 5 years, and has been extended and modified for another 5 years through November 2006.  The terms of the contract also provide for termination at any time by either party with 90 days written notice.  Upon any final contract termination by either party, the Company is required to purchase and pay for any inventory held by the third party at cost plus 10%.  The estimated inventory value plus 10% is approximately $1,244,000 at December 31, 2005.

The Company has also outsourced its meter reading function.  The basic terms of the contract provide for a fee per meter read, with the contract extended through 2008, unless either party gives 150 days written notice at any time.

PUCT Oversight and Decisions.   Because of a change in PURA, as of September 1, 2003, the Company’s rates became subject to regulation and approval by the PUCT.  In accordance with this change in the PURA, the Company filed its electric service tariff with the PUCT in September 2003.  The staff of the PUCT took the position that the tariff filed by the Company was the effective tariff, but the staff did propose modifications to certain tariff provisions.  In December 2005 a Proposal for Decision (“PFD”) was issued by the Administrative Law Judges (“ALJ’s) which recommended that the PUCT Commissioners find that the tariffs filed by the Company in September 2003, were the Company’s legally adopted tariffs.  At an open meeting of the PUCT Commissioners on February 9, 2006, the PFD was approved.  A signed order from the PUCT Commissioners was entered on February 28, 2006, and two parties filed motions for rehearing with the PUCT within 20 days of receipt of the order.  The Company filed such motion for rehearing within the prescribed time.

In October 2004, the PUCT initiated an inquiry to determine the reasonableness of the Company’s rates and ordered the Company to submit a rate filing package.  The Company prepared and filed a rate filing package that contained a request for a rate increase for some customer classes, which amounted to $5,021,000.  In August 2005, the PUCT issued its order providing for a base rate decrease of approximately 2%.  An order on rehearing was issued in November 2005.  Several parties filed petitions for judicial review of the order.

The Company has taken the position that the order issued in August 2005, became final before the PUCT acted on the motions for rehearing.  Thus, the Company filed a petition for judicial review of that order in September

2005.  The PUCT rejected the Company’s position in its Order on Rehearing.  Several other parties also filed petitions for judicial review of the August 2005 order, but otherwise dispute the Company’s position that the August 2005 order became final before the Commission acted on the motions for rehearing

The Company received two Notices of Violation (“NOVs”) from the PUCT in October 2004.    The NOVs cited the Company for charging late fees to residential customers who did not pay their bills on time, and for charging a regulatory surcharge to customers to recover costs incurred in a prior PUCT proceeding.  The Company contended that both of these charges were made in accordance with the Company’s tariff which had been adopted by its Board of Directors in accordance with Texas law at the time.  The PUCT Staff claimed that the Company misapplied its tariff and that, following September 1, 2003, the Company could not charge a rate that, even if authorized by its tariff, violated PUC rules.

On November 10, 2005, the ALJ’s issued a PFD recommending that the Company be found to have violated state law and Commission rules, and recommending that the Company be ordered to pay total refunds and penalties in the amount of $1,567,687 as of July 2005.  The PFD recommended that the refunds be made over a thirteen month period instead of the Staff’s requested one-time credit.

At an open meeting of the PUCT Commissioners held on February 21, 2006, the PUCT Commissioners voted unanimously to adopt the PFD.  A final order was entered on March 3, 2006, requiring the refund of certain amounts to customers and payment of interest and penalties.  See Regulatory Accounting in Note 1.  The Company has twenty days from the date of receipt of the final order to file a motion for rehearing and if that is overruled, it can appeal to district court.  The Company filed a motion for rehearing on March 27, 2006.

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

LGB Agreement.  The Company filed an Application of Cap Rock Energy Corporation and Cap Rock Holding Corporation Reporting Acquisition of Stock, Docket No. 32185, with the PUCT on December 20, 2005.  The PUCT issued an order requiring the parties to file a joint procedural schedule setting forth time frames for discovery and a hearing no later than January 23, 2006.  The deadline for parties to intervene was February 3, 2006, and five parties intervened in the case.  On March 8, 2006, the PUCT Commissioners decided they would conduct the hearing on this case.  The hearing date has been set for April 19 and 20, 2006.

Lamar.  Litigation involving the Company and Lamar Electric Cooperative Association, Inc. (“Lamar”) which arose out of Lamar’s termination of the Combination Agreement between Lamar and the Company in October 2002 and the Management Services Agreement in November 2002.  Lamar filed suit against the Company in the 62nd District Court in Lamar County, Texas, seeking a declaratory judgment that it had a right to terminate both agreements without regard to payment of any kind to the Company.  The Company believes that Lamar’s stated reason for termination of the Combination Agreement does not fall within the specific allowable exceptions set forth in the agreement, and therefore the Company is seeking reimbursement of all costs and expenses incurred with regard to the attempted combination which amount to at least $1.4 million as well as a cancellation fee of $300,000 for liquidated damages as set out in the terms of the Management Services Agreement.  The Company is also seeking damages for the lost opportunity costs due to the failure to close the Lamar Combination Agreement.

In October 2004, the Company filed counterclaims against Lamar’s Board of Directors and two individual directors.  The Company also joined several third parties alleging fraud, civil conspiracy and tortious interference with business relations.  Lamar has also amended its suit against the Company, adding claims for fraud and misrepresentation.  Discovery is ongoing with regard to the new claims and one of the new parties requested that the case be transferred to Midland County where Rayburn Country Electric Cooperative, Inc. (“Rayburn”) has a pending suit originally filed in December 1999 in the 238th District Court seeking to enjoin the combination of Lamar and the Company.

In December 2005, a partial summary judgment was granted in which it was ruled that the claims of the Company against Rayburn should be heard in the current lawsuit in Midland County and that the Combination Agreement between Lamar Electric Cooperative Association and the Company’s predecessor could not be consummated due to the impossibility of performance.  The other claims remain.  The Company plans to appeal this decision.  The matter will most likely go to trial during 2006.

Other.  The Company’s former Chief Financial Officer has filed suit against the Company in the 238th Judicial District Court, Midland County, Texas.  His employment was terminated in April 2005.  He alleges a breach of his employment contract and seeks damages resulting from such alleged breach.  The case is still in the early stages of discovery.

Billy Eggemeyer, Wilbert Braden, Randy Braden, Individually and on Behalf of All Others Similarly Situated v. Cap Rock Energy Corporation and NewCorp Resources Electric Cooperative, Inc.; Cause No. 05-08-U3896-ANC; in the District Court of Upton County, Texas; 112th Judicial District.  Three former members of the Company’s predecessor filed a lawsuit against the Company alleging fraud, conversion and other claims associated with the Company’s conversion from an electric cooperative to a stockholder owned corporation.  The plaintiffs are seeking to certify the suit as a class action.  The Company believes the suit is meritless, that it has a good legal defense to the claims, and that the claims are barred by the applicable statute of limitations, laches and res judicata.

The Company is involved in various litigation matters, none of which is expected to have a material impact on the financial condition, operating results or liquidity of the Company.

22.  SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.” Substantially all of the Company’s operations are conducted in Texas and involve the distribution and sale of electricity.

Business segment information as of and for the years ended December 31, 2005, 2004 and 2003, is as follows (in thousands):

TOTAL
Operating revenues
December 31, 2005	$86,975
December 31, 2004	82,624
December 31, 2003	82,844
Net income (loss)
December 31, 2005	(4,226)
December 31, 2004	3,525
December 31, 2003	11,198
Identifiable assets
December 31, 2005	187,561
December 31, 2004	199,687
December 31, 2003	202,989
Capital expenditures
December 31, 2005	6,364
December 31, 2004	4,583
December 31, 2003	5,209
Depreciation and amortization
December 31, 2005	8,120
December 31, 2004	7,416
December 31, 2003	6,719
Interest expense, net
December 31, 2005	6,230
December 31, 2004	7,983
December 31, 2003	8,047

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes results for each of the four quarters in the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	MARCH 31,	JUNE 30,	SEPT 30,	DEC 31,
	(In thousands except per share amounts)
2005
Total revenues	$18,320	$20,751	$27,136	$20,768
Operating income (loss)	1,790	(1,324)	3,673	(3,914)
Net income (loss) before income taxes	234	(2,649)	2,858	(5,282)
Income tax expense (benefit)	146	(798)	997	(958)
Basic earnings (loss) per share	0.05	(1.13)	1.13	(2.60)
Diluted earnings (loss) per share	0.05	(1.13)	1.10	(2.60)

2004
Total revenues	20,288	22,831	22,351	17,154
Operating income	4,241	5,966	1,614	(1,602)
Net income before income taxes	2,249	4,026	190	(3,172)
Income tax expense (benefit)	474	1,011	168	(1,885)
Basic earnings per share	1.13	1.93	0.01	(0.84)
Diluted earnings per share	1.09	1.88	0.01	(0.84)