Form 10-K/A
period 2005-12-31
CAP ROCK ENERGY CORP
filed 2006-05-01
CIK 1129162

UNITED STATES

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON MARCH 28, 2006, WAS 1,647,844.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

Explanatory Note

Form 10-K/A Amendment No. 1

This Amendment No. 1 to annual report on Form 10-K/A (“Amendment No.1”), is being filed to amend the Company’s annual report on Form 10-K for the year ended December 31, 2005, which was originally filed on March 31, 2006 (“Original Form 10-K”). Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 10, 11, 12, 13, and 14 of Part III, as amended, as well as certain currently dated certifications. Except as described above, the information contained in the Original Form 10-K has not been updated or amended. Unaffected items have not been repeated in this Amendment

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The information required by this item concerning the Company’s executive officers is included in Part I, Item 4, of Original Form 10-K.

The directors of the Company are as follows:

NAME	AGE	POSITION
William L. West	49	President and Chief Executive Officer; Director

David W. Pruitt	60	Co-Chairman of the Board

Russell E. Jones	61	Co-Chairman of the Board

Sammie D. Buchanan	61	Director

Floyd L. Ritchey	66	Director

Michael D. Schaffner	58	Director

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

David W. Pruitt has served as a director of the Company since its inception and was appointed as a Co-Chairman of the Board in February 2001. He served as the Chief Executive Officer, to March 2006, and President, to December 2004, of the Company. Mr. Pruitt also served as the President and Chief Executive Officer of the Cooperative from August 1987 until the inception of the Company.

Russell E. “Rusty” Jones has served as a director of the Company since its inception, and currently serves as Co-Chairman of the Board of the Company. Mr. Jones served as a member of the Cooperative from September 1979 until the inception of the Company. Mr. Jones is a farmer and rancher and owns and operates his own agricultural businesses.

Sammie D. Buchanan has been a director of the Company since its inception and served as a director of the Cooperative from September 1975 until inception of the Company. Mr. Buchanan is a farmer and rancher and owns and operates his own agricultural businesses.

Floyd L. Ritchey has been a director of the Company since February 1999 and served as a director of the Cooperative from February 1999 until inception of the Company. Prior to that, he served as a director of Lone Wolf Electric Cooperative, Inc., a cooperative that combined with the Cooperative. Mr. Ritchey is a farmer and rancher and owns and operates his own agricultural businesses.

Michael D. Schaffner has served as a director of the Company since October 1999, and served as a non-employee Secretary and Treasurer from August 2001 to August 2002. He also served as a director of Cap Rock Cooperative, Inc. (the “Cooperative”), the predecessor to the Company, from October 1999 until the inception of the Company in December 1998, and prior to that he served as a director of McCulloch Electric Cooperative, Inc., a cooperative that combined with the Cooperative. Mr. Schaffner is engaged in public accounting in Brady, Texas, and is the owner of his own public accounting firm.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee composed of all members of the Board, except David W. Pruitt and William L. West. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements under Rule 10A-3(b)(1)(ii) of the Securities Exchange Act of 1934. The Board of Directors has determined that Michael D. Schaffner is the Audit Committee financial expert, who also serves as the Audit Committee Chairman.

Corporate Governance Matters

The Board of Directors has adopted Corporate Governance Guidelines, and a Code of Ethics that applies to all directors, officers and employees of the Company. A current copy of the Code of Ethics, the Corporate Governance Guidelines, the Audit Committee Charter and the Corporate Governance Committee Charter may be found on the Company’s internet website at www.caprockenergy.com.  Copies of these documents are available, without charge, to any person upon written request to the Corporate Secretary at the Company’s principal address.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers as well as persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. The Reporting Persons are also required to furnish the Company with copies of all Section 16 (a) reports they file. Sammie Buchanan, Russell Jones, Floyd Ritchie and Michael Schaffner filed Form 4, “Statement of Changes in Beneficial Ownership” on April 24, 2006 relating to a grant of shares to the directors on December 7, 2005. This one transaction represented 11,474 shares for each individual.

We believe that, during the year ended December 31, 2005, with the aforementioned exception, all required filings applicable to our executive officers, directors and owners of more than ten percent of our common stock were made and that such persons were in compliance with the Exchange Act requirements.

ITEM 11. EXECUTIVE COMPENSATION

 Director Compensation

For 2005, the arrangement for compensation of non-employee Board members was:

•                  annual retainer of $15,000, of which up to 100% may be taken in the form of stock;

•                  fees of $5,000 for attendance of board meetings;

•                  reimbursement of transportation, food, hotel and other expenses and incidentals for attendance at board meetings, annual meetings and Board related matters for the director, and in some cases, the director’s spouse;

•                  fees of $2,000 for attendance of each committee meeting;

•                  fees of $2,500 for each committee or board meeting attended by telephone;

•                  if the director was the chair of a committee or the Board, an additional fee of $500 for each meeting attended;

•                  annual performance bonus of $3,078 for 2005 as determined through a self-appraisal formula; and

•                  if the director was elected to the Board before January 1, 2003, eligibility to be covered under the Company’s healthcare plan while serving as a director, and beyond his term as director if he has attained twenty years of service.

Executive Compensation

The following table describes the compensation paid to the Chief Executive Officer and certain other executive officers with total compensation in excess of $100,000 for services rendered during the years ended December 31, 2005, 2004 and 2003.

					Long Term
					Compensation
	Annual Compensation				Awards	All Other
Name and principal position	Year	Salary	Bonus	Other Annual Compensation (a)	Restricted stock awards (b)	Compensation (c)
David W. Pruitt	2005	$224,311	$180,011	$46,252	$1,471,981	$250,519
Co-Chairman of the Board	2004	221,941	50,000	43,269	228,283	54,765
and Chief Executive Officer (d)	2003	214,995	125,205	10,202	1,751,000	30,620
William L. West	2005	220,782	158,927	36,993	—	905
President (e)	2004 2003	190,977 —	52,000 —	31,915 —	456,541 —	8,149 —
Ulen A. North, Jr.	2005	122,388	35,000	34,945	355,809	27,890
Executive Vice President	2004	114,461	9,872	36,616	228,283	19,541
	2003	110,879	73,187	6,502	350,200	16,978
Sammy C. Prough	2005	115,546	50,000	28,235	266,857	21,034
Vice President and Chief	2004	99,220	24,000	35,868	228,223	12,424
Operating Officer	2003	88,259	20,000	4,369	262,650	13,132
Ronald W. Lyon	2005	—	35,000	21,461	266,857	231,000
Vice President, General Counsel	2004	—	12,000	—	228,283	180,000
and Secretary (f)	2003	—	10,000	—	262,650	174,000
Celia B. Page	2005	124,079	35,000	24,914	266,857	20,363
Vice President, Special Projects,	2004	111,514	12,000	3,470	228,283	13,562
and Assistant Secretary/Treasurer	2003	104,000	10,000	1,975	262,650	14,766

  (a)                            While each of the named individuals may have received perquisites or other personal benefits in the years shown, in accordance with applicable regulations, the value of these benefits is not included because they do not exceed in the aggregate the lesser of $50,000 or 10% of the individual’s salary and bonus in 2005. Such perquisites and benefits are valued by the Company based upon the Company’s incremental cost of providing such benefit. The amounts shown for 2005 represent payments made for the buyback of unused vacation and sick leave and reimbursements for the payment of taxes.

(b)                                 As of December 31, 2005, the total number of restricted shares held by the named executive officers was 101,766, with an aggregate market value on that date of $2,076,026. All such restricted stock awards have vested.

(c)                                  Amounts for the year ended December 31, 2005, include: $21,794, $15,889, $16,393 and $15,881 for Messrs. Pruitt, North, Prough and Ms. Page, respectively, for Company contributions to the 401(K) plan; $7,072, $905, $5,023, $3,394 and $3,710 for Messrs. Pruitt, West, North, Prough and Ms. Page, respectively, for premiums paid on term life insurance; $89,605, $6,978, $1,247, $24,000 and $773 contributed to deferred compensation accounts for Messrs. Pruitt, North, Prough and Lyon, and Ms. Page, respectively; and $132,048 to Mr. Pruitt for unused vacation and sick leave in connection with his retirement from the Company.

(d)                                 Mr. Pruitt retired as Chief Executive Officer in March, 2006.

(e)                                  Mr. West became an executive officer in January 2004 and Chief Executive Officer in March 2006.

 (f)                                 Mr. Lyon’s employment contract with the Company as retained general counsel has terms pursuant to which he provides for his own salary, administrative support and maintenance of his separate office facilities. See “Certain Relationships and Related Transactions” for a description of the arrangement.

Executive Officer Employment Contracts and Change in Control Agreements

The Company has entered into employment contracts with the named executive officers which are intended to ensure the officers’ continued service and dedication to the Company as well as ensure their objectivity in considering, on the Company’s behalf, any transaction that would result in a change in control of the Company. The material terms of those contracts are as follow:

The named executives, other than Mr. West and Mr. Pruitt, have employment contracts which contain change in control provisions with initial terms of one or two years. Unless a written notice to terminate is given prior to an anniversary date of the contract, the contracts automatically renew for one or two year terms. Mr. West has an employment contract that has an initial term of five years and annually, commencing on the third anniversary of the contract, the term will be extended so that the remaining term is not less than three years unless either party has delivered a notice to terminate within the time period specified in the contract. The contracts can be terminated earlier if the Chief Executive Officer (the Board in the case of Mr. West) determines that the officer is not properly performing the duties of his or her job or for cause (in the case of the officers other than Mr. Pruitt), as defined in the contract, which includes dishonesty and neglect by the officer of his or her job duties. If the contract is terminated by the Company without cause, or, for certain reasons, other than in connection with a change of control, the officer will receive an amount equal to his or her current salary and benefits for a period of one or two years, or in the case of Mr. West, for the remainder of the term of the contract. Mr. Pruitt has a retainer agreement that provides for a five year term. If the Company terminates the contract, Mr. Pruitt will be entitled to all compensation and benefits set forth in the contract. If there is a change of control and any of the officers (including Mr. Pruitt) remains employed until the date that is three months after the change of control, or if the officer’s employment is terminated after or in anticipation of the change in control and before the date that is three months after the change of control, by the Company without cause or by the officer with good reason, the officer will receive an amount equal to six times the sum of his or her annual base salary and the greater of the highest bonus awarded to him or her in a prior year or 50% of his or her annual base salary. The contracts, other than Mr. Lyon’s contract, also have provisions for healthcare coverage similar to that of a retiree, reimbursement of any tax or tax payments the officer may be required to make for any excise tax imposed under Section 4999 of the Internal Revenue Code, and reimbursement of any taxes resulting from the excise tax reimbursement.

LGB Agreement

See Item 13, Certain Relationships and Related Transactions, for a discussion of the change in control obligations of the Company in connection with the LGB Agreement and transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners of Common Stock

Other than as set forth in the following table and shares held by Mr. David Pruitt reflected in the Security Ownership of Management table below, we know of no other beneficial owner of more than five percent of the Company’s outstanding common stock. The information provided is as of April 27, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Cap Rock Holding Corporation (1)	253,636 shares	12.7%
630 Fifth Avenue
New York, NY 10111

The State of Texas (2)	312,458 shares	19%
Austin, Texas

(1)                                  As reported in Schedule 13D filed with the Securities and Exchange Commission on November 4, 2005.

(2)                                  Represents shares held by the State of Texas for certain beneficial owners, pursuant to Texas escheat laws.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 27, 2006, by each of our directors and named executive officers, and by all of our directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned by such person as set forth opposite such person’s name:

	Number of Shares (1)		Percent of Class
Directors
Sammie D. Buchanan	30,847	(2)(3)	1.8%
Russell E. Jones	30,224	(2)	1.8%
Floyd L. Ritchey	31,571	(2)	1.9%
Michael D. Schaffner	31,771	(2)(3)	1.9%

Executive Officers
David W. Pruitt	106,000	(4)	6.2	%(5)
William L. West	12,200		0.7%
Ulen A. North, Jr.	26,479	(4)	1.6%
Ronald W. Lyon	22,010	(4)	1.3%
Sammy C. Prough	28,000	(4)	1.6%
Celia B. Page	22,000	(4)	1.3%
All Directors and Executive Officers as a group (10 individuals)	341,102		20.0%

(1)           No director or executive officer owns any of our equity securities other than our common stock.

(2)           Includes restricted shares awarded under the Stock Incentive Plan which have not yet vested. These shares are outstanding and able to be voted, but are unable to be transferred or sold before they are vested. These restricted shares are 28,974 for each of Messrs. Buchanan, Jones, Ritchey and Schaffner.

(3)           Excludes deferred share units that have been deferred under both the Stock for Compensation Plan and the Stock Incentive Plan. As such, these shares are not issued and therefore not able to be voted, transferred or sold. They will be issued immediately prior to the time the share exchange becomes effective in accordance with the terms of such Plans. The deferred shares are 224 and 123 for Messrs. Buchanan and Schaffner, respectively.

(4)           Excludes deferred share units that have been deferred under the Stock for Compensation Plan. As such, these shares are not issued and therefore not able to be voted, transferred or sold. They will be issued immediately prior to the time the share exchange becomes effective in accordance with the terms of such Plan. The deferred share units are 68,714,  21,866,  10,174,  9,174 and 9,174 for Messrs. Pruitt, North, Prough, Lyon and Ms Page, respectively.

(5)           Our articles of incorporation provide for a reduction in the voting rights of holders who own more than 5% of the outstanding common stock to 1/100th of a vote per share for those shares held in excess of 5%.

Equity Compensation Plans

See Part II, Item 5 for information regarding the Company’s equity compensation plans as of December 31, 2005.

Change in Control

See Part I, Item I concerning the LGB Agreement and the anticipated change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, one of the Company’s executive officers, Ronald W. Lyon, had an employment contract as retained general counsel with the Company, but was not considered an employee under Federal labor laws. In 2005, Mr. Lyon was paid a retainer fee of $207,000 which was meant to cover the cost of maintaining his office, including administrative support, rent and other overhead expenses, as well as any salary he may draw. In addition, the Company contributed $2,000 per month to a deferred compensation plan for Mr. Lyon. The Company also reimburses Mr. Lyon for direct out-of-pocket expenses he may incur on the Company’s behalf, such as for travel, meals and meeting fees.  Cash bonuses of $35,000 and reimbursement of taxes in the amount of $21,461, as well as restricted stock of $266,857 were also paid or awarded in 2005. Mr. Lyon became an employee of the Company in April, 2006.

The Cap Rock Energy Corporation Shareholders’ Trust was established by the Company on behalf of former members of the Cooperative whose current addresses are unknown and would have received stock in connection with the conversion of the Cooperative into the Company. The shared authority of the two Trustees of the Trust is to make distribution of stock to beneficial owners when they have been located. Other powers are limited to those granted in the Trust document, the Funding Agreement, the Voting Agreement, the Right of First Refusal Agreement and the Share Option Agreement.

The Funding Agreement between the Trust and the Company provides that the Trustees may request funds from the Company to pay for compensation and expenses of the Trustees in connection with their duties and responsibilities as Trustees of the Trust. In the event the Company fails to fulfill its obligations under the Funding Agreement, the Trustees may sell such shares as are necessary for the Trust to pay such compensation and expenses. The Company transferred $50,875 in 2005 and less than $1,000 in 2004 and 2003 to the Trust to pay for the Trustees’ costs and expenses.

The Share Option Agreement grants the Company the right to acquire all of the shares that are held in the Trust that would otherwise escheat to the State of Texas at the average market price of the shares for 30 trading days before the Company exercises its option. Pursuant to state law, the shares are subject to begin escheating to the State of Texas and other states in 2006. On April 20, 2006, the Trust transferred all but 9,196 of such shares to various states as part of the abandoned property process.

On December 31, 2004, the Trust and the Company entered into a Right of First Refusal Agreement which grants the Company the right, for a period of twenty (20) business days following receipt of a notice of disposition, to purchase any or all of the Shares subject to the notice upon the same terms as those specified therein or upon such other terms to which the Trust or subsequent holder other than the beneficial owner consents. The Right of First Refusal continues until December 31, 2009.

On December 31, 2004, the Company and the Trust entered into a Voting Agreement which requires the Trust or any subsequent holder of the Shares, other than a beneficial owner or subsequent owner acquiring the Shares in accordance with the transfer restrictions contained in the Trust Agreement, to vote the shares for the persons nominated by the Company’s nominating committee for Director of the Company or any replacement nominated or appointed by the Board or the nominating committee at any election of directors; and in accordance with the recommendations of the Board of Directors of the Company on other matters, including, but not limited to, (i) any amendment to the Company’s Certificate of Incorporation; (ii) any amendment to the Company’s By-laws; (iii) merger, consolidation or binding share exchange; (iv) sale or other disposition of all or substantially all of the assets of the Company; (v) bankruptcy; (vi) dissolution; or (vii) any other matter submitted to a vote of the shareholders, provided however, that with regard to any tender offer, if the premium (i.e., the price per Share offered in the tender offer or other repurchase offer over the then market price per share of the Shares) for the Shares covered by the tender offer (or other repurchase offer) is 25% or greater, the Trustees or subsequent holder shall sell all of the Shares held in the corpus of the Trust to the Offeror at the highest cash price offered under the tender offer or other repurchase offer. The agreement expires December 31, 2009, unless otherwise extended or terminated.

As consideration for the rights granted to the Company under the Voting Agreement, the Company has agreed to pay to the beneficial owners of the Shares, or their heirs, for whom the shares are currently held in Trust, ten percent of the value of the shares as of the close of the stock market on December 30, 2004, at the time any such shares are issued to the beneficial owner as set forth in the Voting Agreement. If the Shares are transferred to any party other than the beneficial owner, this payment is forfeited and not payable by the Company. As of December 31, 2005, a liability of $10,000 based on estimated fair value was reflected on the consolidated balance sheet.

In November 2005, the Company amended the retainer agreement with David W. Pruitt, who was then the Company’s Chief Executive Officer. The agreement, as amended, provided that Mr. Pruitt would continue to serve as Chief Executive Officer until the special meeting of shareholders on March 10, 2006, after which he retired as CEO. The retainer agreement provided that he would also continue to serve on the Board of Directors and be entitled to all benefits generally available to board members and retirees. Mr. Pruitt and the Holding Company entered into a restricted stock agreement at the same time as the LGB Agreement, which modified certain provisions of Mr. Pruitt’s retainer agreement subject to closing of the transactions contemplated by the LGB Agreement. The restricted stock agreement provides that he will serve as a non-employee advisor and consultant to the Company with a monthly retainer of $19,000, without additional compensation will be treated comparable to the CEO of the Holding Company with regard to future stock options and stock grants and will be granted 54,438 shares of restricted stock of the Holding Company. The restricted shares will vest upon LGB achieving certain performance results on its investment. Any unvested shares will be forfeited. The agreement also provides for certain retiree benefits after termination of Mr. Pruitt’s services. If his services are terminated or if he dies or becomes totally disabled, the Holding Company will cause Mr. Pruitt to be paid a lump sum amount equal to $35,000 times the number of months remaining in the term of the retainer agreement at the time of such termination, death or disability. In addition, pursuant to the restricted stock agreement, Mr. Pruitt waived the change of control benefits he would have otherwise become entitled to as a result of the transactions contemplated by the LGB Agreement.

Pursuant to his amended employment contract, William L. West continued to serve as President of the Company until the special meeting of shareholders held on March 10, 2006, after which he remained President but also succeeded Mr. Pruitt as Chief Executive Officer. The Holding Company and Mr. West entered into an employment agreement which will replace the existing employment agreement upon closing of the transactions contemplated by the LGB Agreement. The employment agreement with the Holding Company provides for an initial five year term. Annually, commencing on the third anniversary of the contract, the term will be extended so that the remaining term is not less than three years unless either party has delivered a notice to terminate within the time periods specified in the contract. The agreement also provides for employment as president and chief executive officer of the Holding Company, an initial annual salary of $236,946, a restricted stock grant of 18,497 shares of the Holding Company, and a retention bonus of $938,068 as an incentive to remain through the closing and facilitating the consummation of the transactions contemplated by the LGB Agreement. Vesting of the restricted shares occurs only if Mr. West remains employed by the Holding Company for a certain period of time and LGB meets certain performance results on its investment in the Holding Company. Any unvested shares will be forfeited. In addition, Mr. West will be entitled to such bonuses and other compensation as may be approved by the board and to participate in all employee benefit plans. If Mr. West’s employment is terminated after the close of the transactions contemplated by the LGB Agreement by the Holding Company without good cause (as defined in the agreement) or by him with good reason during the initial or an extended term of the agreement, the Holding Company will be obligated to pay Mr. West a lump sum amount equal to 2.5 times his current salary plus other amounts the Holding Company would have paid during the remainder of the calendar year during which the termination occurs for his pension, bonus and other compensation plans and health insurance. In addition, pursuant to his employment agreement, Mr. West waived the change of control benefits he would have otherwise become entitled to as a result of the transactions contemplated by the LGB Agreement.

The Holding Company and certain of the other executive officers entered into restricted stock agreements with provisions similar to the restricted stock grants given to Mr. West. In addition, the Holding Company agreed to pay Ronnie W. Lyon, Vice President and General Counsel, a retention bonus of $690,070 as an incentive to remain through the closing and facilitating the consummation of the transactions contemplated by the LGB Agreement. In addition, pursuant to the respective restricted stock agreements, certain of the other executive officers waived the change of control benefits he or she would have otherwise become entitled to as a result of the transactions contemplated by the LGB Agreement.

In connection with the LGB Agreement, the Holding Company and certain executive officers entered into rollover agreements, in which a certain number of Company shares owned by each of them will be “rolled over” into shares of the Holding Company.

Upon entering into the restricted stock agreements described above, each of these individuals surrendered any right under his or her current employment contract to receive any change of control payment to which they may have been entitled as a result of the share exchange described by the LGB Agreement.

A full description of the terms of the LGB Agreement and the related matters discussed in the preceding five paragraphs can be found in the definitive proxy statement of the Company filed with the SEC on January 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2005 and 2004, and for its limited reviews of the Company’s unaudited consolidated interim financial statements. This table also reflects fees for other services.

	2005	2004

Audit Fees	$327,976	$184,125
Audit related Fees (1)	—	64,700

Audit and Audit related Fees	327,976	248,825

Tax Fees (2)	15,123	169,293
All Other Fees (3)	9,875	51,303
	$352,974	$469,421

(1)                                  Includes fees for special procedures performed in connection with the submission of the rate case filing with the Public Utility Commission of Texas.

(2)                                  Includes tax compliance, technical tax advice and tax planning.

(3)                                  All other fees consist of advice on accounting for various stock awards in 2004 and the LGB transaction in 2005.

The policies and procedures contained in the Audit Committee Charter provide that the Audit Committee will pre-approve both the retention of the independent auditors, as well as any nonaudit services, and the fees for such services. The Audit Committee has adopted policies and procedures to pre-approve all services to be performed by KPMG LLP. Specifically the committee’s policy is to pre-approve the use of KPMG LLP for audit services as well as detailed, specific types of services within the following categories of audit-related and non-audit services: merger and acquisition due diligence and audit services; employee benefit plan audits, tax services; and procedures required to meet certain regulatory requirements. The committee will not approve any service prohibited by regulation and does not anticipate approving any service in addition to the categories described above. In each case, the committee’s policy is to pre-approve a specific annual budget by category for such audit, audit-related and non-audit services which the company anticipates obtaining from KPMG LLP and has required management to report the actual fees (versus budgeted fees) to the committee on a periodic basis throughout the year. In addition, any new, unbudgeted engagement for audit services or within one of the other pre-approved categories described above must be pre-approved by the committee or its chair.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

Exhibits

Exhibit No.	Item

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of

the Sarbanes-Oxley Act of 2002 of William L. West (1)

Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Melissa D. Davis (1)

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of William L. West (1)

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Melissa D. Davis (1)

(1)                                  Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing Form 10K/A and authorizes this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, Texas, on April 28, 2006.

CAP ROCK ENERGY CORPORATION

By:	/s/ WILLIAM L. WEST
William L. West
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. WEST	Director, President and	April 28, 2006
William L. West	Chief Executive Officer
(Principal Executive Officer)

/s/ MELISSA D. DAVIS	Vice President, Controller and	April 28, 2006
Melissa D. Davis	Chief Accounting Officer (Principal Financial and Principal Accounting Officer)

/s/ DAVID W. PRUITT	Director, Co-Chairman of the Board	April 28, 2006
David W. Pruitt

/s/ RUSSELL E. JONES	Director, Co-Chairman of the Board	April 28, 2006
Russell E. Jones

/s/ S. D. BUCHANAN	Director	April 28, 2006
S. D. Buchanan

/s/ FLOYD L. RITCHEY	Director	April 28, 2006
Floyd L. Ritchey

/s/ MICHAEL D. SCHAFFNER	Director	April 28, 2006
Michael D. Schaffner